Form 10-Q
period 1995-03-31
HOMASOTE CO
filed 1995-08-09
CIK 48165

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS
FILED
ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 OF THE
SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDIND 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE
SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS
FOR THE LAST 90 DAYS.     (X) YES     ( )NO

           AT MARCH 31, 1995, 390,707 SHARES OF COMMON STOCK OF THE REGISTRANT WERE OUTSTANDING.

Results of Operations
                                 CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
     (UNAUDITED)

In thousands, except for share amounts
                                For the three months ended March
31,
                                         1995      1994
                                       _________
__________

NET SALES                              7,115,634
6,417,982
COST OF SALES                          4,864,367
4,773,890
                                       _________
__________
GROSS PROFIT                           2,251,267
1,643,092
SG&A EXPENSES                          1,541.1
1,383.0
                                       _________
__________
OPERATING INCOME                         710,135
260,137
OTHER INCOME(EXPENSE)
 GAIN ON SALE OF ASSETS         374                   1,318
 INTEREST INCOME                          32,796
10,572
 INTEREST EXPENSE                        (20,578)
(17,214)
                                       _________
__________
                                          12,592
(5,324)
EARNINGS BEFORE
 INCOME TAXES                            722,727
254,813
INCOME TAXES                             289,091
101,925
                                       _________
__________
  NET EARNINGS                           433,636
152,888
RETAINED EARNINGS
 AT BEGINNING OF
  PERIOD                              13,842,541
12,814,772
LESS: CASH DIVIDENDS
 ($.10 PER SHARE IN 1995
 AND $.50 IN 1994)          (39,079)                 41,177

                                       _________
__________
RETAINED EARNINGS
AT END OF PERIOD                      14,237,098
12,926,483
EARNINGS APPLICABLE
TO COMMON STOCK                          433,636
152,888

COMMON SHARES
 WEIGHTED AVERAGE                        390,812
411,523
EARNINGS PER SHARE            $1.11                   $0.37
CASH DIVIDENDS
 DECLARED AND PAID            $0.10                   $0.10

Note 1. Net sales were up by 10.9% for the first quarter of 1995 as compared to the same period of 1994.

Note 2. The consolidate financial data as of March 31, 1995 and 1994 and for the three month period ended March 31, 1995 and 1994 includes, in the opinion of management, all adjustments (none of which were non-recurring) necessary for a fair presentation of such periods. The consolidated financial data for the three months ended March 31, 1995 is not necessarily indicative of the results of operations that might be expected for the entire year ending December 31, 1995.

                                CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)

ASSETS
                                       MARCH 31,
DECEMBER 31,
                                         1995      1994
                                       _________
__________

CURRENT ASSETS
CASH IN BANKS                          2,139,487
3,385,630
ACCOUNTS RECEIVABLE, NET  2,979,416               1,658,266
INVENTORIES
 RAW MATERIALS                           957,634
763,768
 WORK IN PROCESS                          42,301
38,740
 FINISHED GOODS                        2,982,978
2,834,659
REFUNDABLE INCOME TAX       226,523                 226,523
PREPAID EXPENSES AND
 OTHER CURRENT ASSETS       278,407                 237,136
                                       _________
__________

TOTAL CURRENT ASSETS      9,606,746               9,144,722

PROPERTY, PLANT AND
 EQUIPMENT                            29,557,107
29,406,435
LESS ACCUMULATED
 DEPRECIATION                         24,199,134
24,064,677
                                       _________
__________
NET PROPERTY PLANT
 AND EQUIPMENT                         5,357,973
5,341,758

OTHER ASSETS                           1,014,554
1,014,554
                                       _________
__________
                                      15,979,273
15,501,034
                                       _________
__________

                                CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                      March 31,
December 31,
                                           1995
    1994
                                       _________
__________

CURRENT LIABILITIES:
CURRENT INSTALLMENT
 OF LONG TERM DEBT          150,000                 153,591
ACCOUNTS PAYABLE TRADE      649,037                 644,995
ACCRUED EXPENSES                         778,432
555,346
INCOME TAXES                             424,445
588,571
                                       _________
__________
                                       2,001,914
1,942,683
LONG-TERM DEBT,
 EXCLUDING CURRENT
 INSTALLMENT                             737,500
775,000
OTHER LIABILITIES                      4,748,995
4,683,370
                                       _________
__________
TOTAL LIABILITIES                      7,488,409
7,401,053

STOCKHOLDERS' EQUITY

COMMON STOCK AT $.20
 PAR VALUE
 AUTHORIZED 1,500,000
 SHARES
  ISSUED 863,995 SHARES
  IN 1995 AND 1994          172,799                 172,799
ADDITIONAL PAID IN
 CAPITAL                                 898,036
898,036
RETAINED EARNINGS                     14,237,098
13,842,541
                                      __________
__________
                                      15,307,933
14,913,376

LESS:  TREASURY STOCK
 AT COST, 473,288
 SHARES IN 1995 AND
 473,039 IN 1994                       6,817,069
6,813,395
                                      __________
__________
TOTAL STOCKHOLDERS'
 EQUITY                                8,490,864
8,099,981
                                      __________
__________
TOTAL                                 15,979,273
15,501,034

Note 2. The consolidate financial data as of March 31, 1995 and 1994 and for the three month period ended March 31, 1995 and 1994 includes, in the opinion of management, all adjustments (none of which were non-recurring) necessary for a fair presentation of such periods. The consolidated financial data for the three months ended March 31, 1995 is not necessarily indicative of the results of operations that might be expected for the entire year ending December 31, 1995.

                                CONSOLIDATED STATEMENTS OF CASH
FLOWS
                                FOR THE THREE MONTHS ENDED MARCH
31,
                                (UNAUDITED)

                                           1995
1994
                                       _________
__________
INCOME TAXES                             424,445
588,571
CASH FLOWS FROM OPERATING
 ACTIVITIES:
NET EARNINGS                             433,636
152,888
ADJUSTMENTS TO RECONCILE
 NET EARNINGS TO NET CASH
 USED IN OPERATING ACTIVITIES:
DEPRECIATION                             134,458
117,831
GAIN ON DISPOSAL OF FIXED
 ASSETS                                        0
  (500)

CHANGE IN ASSETS AND
 LIABILITIES:

  INCREASE IN ACCOUNTS
   RECEIVABLE, NET       (1,321,150)               (862,484)
  (INCREASE) DECREASE
   IN INVENTORIES                       (345,746)
400,943
  (INCREASE) DECREASE
   IN PREPAID EXPENSES
    AND OTHER CURRENT
     ASSETS                              (41,271)
193,196
  INCREASE IN ACCOUNTS
   PAYABLE                                 4,046
80,473
  INCREASE IN ACCRUED
   EXPENSES                              223,086
178,076
  INCREASE IN OTHER
   LIABILITIES                            65,625
     0
  INCREASE (DECREASE)
   IN ACCRUED
   INCOME TAXES                         (164,306)
10,705
                                       _________
__________
TOTAL ADJUSTMENTS                     (1,445,262)
118,240
                                       _________
__________

   NET CASH PROVIDED BY
    (USED IN) OPERATING
     ACTIVITIES                       (1,011,626)
271,128

CASH FLOWS FROM INVESTING
 ACTIVITIES:
PROCEEDS FROM SALE
 OF EQUIPMENT                                  0
   500
ADDITIONS TO PLANT
 AN EQUIPMENT                           (150,673)
(78,441)
                                       _________
__________

                                        (150,673)
(77,941)
                                       _________
__________

CASH FLOWS FROM FINANCING
 ACTIVITIES:
REPAYMENT OF SHORT-
 TERM DEBT                                (3,591)
     0
REPAYMENT OF LONG-
 TERM DEBT                               (37,500)
(47,627)
CASH DIVIDENDS PAID         (39,079)                (41,177)
PROCEEDS FROM SALE OF
 TREASURY STOCK                            7,425
     0
PURCHASE OF TREASURY
 STOCK                                   (11,099)
(15,911)
                                       _________
__________

   NET CASH USED IN
 FINANCING ACTIVITIES:      (83,844)               (104,715)
                                       _________
__________

NET INCREASE (DECREASE)
 IN CASH AND CASH
  EQUIVALENTS                         (1,246,143)
88,472
CASH AND CASH
 EQUIVALENTS AS OF
  BEGINNING OF PERIOD     3,385,630               2,061,779
                                       _________
__________
CASH AND CASH EQUIVALENTS
 AS OF END OF PERIOD      2,139,487               2,061,779
                                       _________
__________

SUPPLEMENTAL INFORMATION:
 CASH PAID DURING PERIOD FOR:

  INTEREST                                20,578
17,214
                                       _________
__________
  INCOME TAXES                           455,334
93,219
                                       _________
__________

           Form 10-Q

        HOMASOTE COMPANY AND SUBSIDIARY
        March 31, 1995
        NOTE # 1
        MANAGEMENT'S ANALYSIS OF MATERIAL CHANGE
        BY QUARTER AS NOTED


        RESULTS OF OPERATIONS

        Net sales for the three month period ended March 31, 1995 were $7,116,634, as compared to $6,416,982 for the three month period ended March 31, 1994, an increased 10.9%. This increase is a result of the continuing improvement in the general economy, and to management's restructuring of the Industrial sales department into the Millboard sales department. The restructuring removes the restriction of sales by department, and allows all Company salesmen and agents to sell all products.

        The cost of sales, as a percentage of sales, was 68.4% for the three month period ended March 31, 1995, as compared to 74.4% for the three month period ended march 31, 1994. This 6% decrease in the cost of sales as a percentage of sales from 1994 to 1995 is attributable to the efficiencies created by increased production levels brought about by increased demand for Homasote products.


        Net earnings before income taxes increased 183.6%, from $153,000 to $ 434,000, for the three month periods ended March 31, 1995, and 1994. This increase is attributed to a reduced cost of goods sold, Millboard sales department restructuring and the economic improvement.

        Interest income increased by 210.2% for the three month period ended March 31, 1995, as compared to the same period ended March 31, 1994, due to the increasing rate of interest on a greater amount of assets held for investment. Interest expense increased by 19.5% for the three month period ended March 31, 1995 as compared to 1994, due to increasing interest rates.


LIQUIDITY AND CAPITAL RESOURCES

        Capital expenditures for new and improved facilities and
equipment were $151,000 in 1995 and $190,000 in 1994.   Capital
expenditures are financed primarily through internally generated funds and debt, and are expected to be approximately $ 750,000 for the remaining nine (9) months of 1995. In February 1992, the Company renegotiated with its bank, short term and long term lines of credit in the amounts of $1.0 million and $2.5 million respectively. As of December 31, 1994, the Company had $887,500 outstanding against the long-term line of credit for the purposes of consolidating existing debt, equipment renovation and other working capital requirements. The short term line of credit was retired in February 1993 with a payment in the amount $0.5
Million.
Repayment of borrowing on the $2.5 million line of credit began in March 1993, with the first of 35 monthly installment payments. The last in final payment against this long-term line of credit is due in February 1996. Loans outstanding under this line of credit are subject to Financial Covenants relating to cash flow, working capital, net worth and the environment. The bank, at their option, may remedy default under any of the financial covenants with a waiver. As of the latest balance sheet date of March 31, 1995, the Company is in compliance with the loan covenants.

OTHER DEVELOPMENTS

        During 1994, demand for wastepaper, the primary raw material for Homasote Company products, surpassed the supply for the first time. This situation is due primarily to demand by new industries created to handle the volume of wastepaper generated by mandated municipal recycling, and as a result, effective September 29, 1994, the Company began purchasing wastepaper at current prevailing market rates.

INFLATION AND ECONOMY

        While the economic outlook has improved significantly, as evidenced by increased demand for Homasote products by the construction, housing and packaging industries, the Company will continue to maintain a policy of constantly monitoring such factors as demand and costs, and adjusting prices as these factors and the economic condition warrant.

RECENT ACCOUNTING PRONOUNCEMENTS

        In 1991, the Financial Accounting Standards Board issued a statement that will change the method of disclosure and accounting for financial instruments. FAS No. 107, 'Disclosures about the Fair Value of Financial Instruments', is effective for financial statements issued for the fiscal years ending after December 15, 1995. It requires the Company to disclose the fair value of certain on-and off-balance-sheet financial instruments in the audited financial statements. Statement 107 is not expected to have an adverse effect on the operating results of future periods or on the financial position of the Company.
               Part 2


     OTHER INFORMATION
               March 31, 1995
               ITEM 9
               EXHIBITS AND REPORTS ON FORM 8-K

               (b) REPORTS ON FORM 8-K - THERE ARE NO REPORTS ON
               FORM 8-K FILED FOR THE THREE MONTHS ENDED MARCH 31,
1995.

               OTHER INFORMATION

               ALL OTHER SCHEDULES ARE OMITTED AS THE REQUIRED
INFORMATION
               IS INAPPLICABLE AR THE INFORMATION IS PRESENTED IN
THE
               CONSOLIDATED FINANCIAL STATEMENTS OR RELATED NOTES.



               Pursuant to the requirements of the Securities
Exchange Act of
               1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto authorized.




                                       HOMASOTE COMPANY
                                       (Registrant)


               5/12/95                                 Neil F Bacon, Treasurer
                Date                              (Chief Financial
Officer)

                                       (Signature)