Form 10-Q
period 1995-06-30
HOMASOTE CO
filed 1995-08-17
CIK 48165

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS
FILED
ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 OF THE
SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE
SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS
FOR THE LAST 90 DAYS.     (X) YES     ( )NO

           AT JUNE 30, 1995, 384,285 SHARES OF COMMON STOCK OF THE REGISTRANT WERE OUTSTANDING.

Results of Operations
                                 CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
     (UNAUDITED)

In thousands, except for share amounts
                           For the three months    For the six
months
                           March 31,             June 30,
                             1995                  1994
                     ---------  ---------  ---------   ----------

NET SALES            6,328,621   6,700,519  13,444,255  13,117,501

COST OF SALES        4,707,028   5,003,448   9,571,394   9,777,339
                     ---------   ---------   ---------   ---------
GROSS PROFIT         1,621,593   1,697,071   3,872,861   3,340,162

SG&A EXPENSES        1,446,120   1,539,942   2,987,252   2,922,897
                     ---------   ---------   ---------   ---------
OPERATING INCOME       175,473     157,129     885,609     417,265
OTHER INCOME(EXPENSE)
 GAIN ON SALE
  OF ASSETS              1,303       1,758       1,677       3,074
 INTEREST INCOME        45,382      15,586      78,178      26,160
 INTEREST EXPENSE      (20,170)    (19,101)    (40,748)    (36,315)
                     ---------   ---------   ---------    ---------
EARNINGS BEFORE
 INCOME TAXES          201,988     155,372     924,716     410,184
INCOME TAXES            80,796      62,149     369,886     164,074
                     ---------   ---------   ---------   ---------
NET EARNINGS           121,192      93,223     554,830     246,110
RETAINED EARNINGS
 AT BEGINNING OF
  PERIOD            14,237,100  12,926,482  13,842,541  12,814,772
LESS: CASH DIVIDENDS
 PAID                  (46,114)    (39,621)    (85,193)    (80,798)
                    ----------  ----------  ----------  ----------
RETAINED EARNINGS
AT END OF PERIOD    14,312,178  12,980,084  14,312,178  12,980,084
EARNINGS APPLICABLE
TO COMMON STOCK        121,192      93,233     554,830     246,110
COMMON SHARES
 WEIGHTED AVERAGE      386,165     400,066     388,172     405,128
EARNINGS PER SHARE        0.31        0.23        1.43        0.61

CASH DIVIDENDS PER
 SHARE DECLARED AND PAID  0.10        0.10        0.22        0.20

Note 1. Net sales were down by 5.5% for the second quarter of 1995 as compared to the same period of 1994.

Note 2. The consolidate financial data as of June 30, 1995 and 1994 and for the three and six month periods ended June 30, 1995 and 1994 includes, in the opinion of management, all adjustments (none of which were non-recurring) necessary for a fair presentation of such periods. The consolidated financial data for the six months ended June 30, 1995 is not necessarily indicative of the results of operations that might be expected for the entire year ending December 31, 1995.

                                CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)

ASSETS
                           June 30,            December 31,
                            1995                  1994
                         ----------            ----------

CURRENT ASSETS
CASH IN BANKS             1,359,414             3,385,630
ACCOUNTS RECEIVABLE, NET  2,679,464             1,658,266
INVENTORIES
 RAW MATERIALS            1,182,762               763,768
 WORK IN PROCESS             69,349                38,740
 FINISHED GOODS           2,641,434             2,834,659
PREPAID AND DEFERRED
 INCOME TAXES               585,784               226,523
PREPAID EXPENSES AND
 OTHER CURRENT ASSETS       514,575               237,136
                         ----------            ----------
TOTAL CURRENT ASSETS      9,032,782             9,144,722
PROPERTY, PLANT AND
 EQUIPMENT               29,965,525            29,406,435
LESS ACCUMULATED
 DEPRECIATION            24,303,000            24,064,677
                         ----------            ----------

NET PROPERTY PLANT
 AND EQUIPMENT            5,662,525             5,341,758

OTHER ASSETS              1,014,554             1,014,554
                         ----------            ----------
                                      15,709,861
15,501,034
                         ----------            ----------

                                CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

                           June 30,            December 31,
                            1995                  1994
                         ----------            ----------

CURRENT LIABILITIES:
CURRENT INSTALLMENT
 OF LONG TERM DEBT          150,000               153,591
ACCOUNTS PAYABLE TRADE      809,852               644,995
ACCRUED EXPENSES            776,085               555,346
INCOME TAXES                      0               588,751
                         ----------            ----------
                          1,735,937             1,942,683
LONG-TERM DEBT,
 EXCLUDING CURRENT
 INSTALLMENT                700,000               775,000
OTHER LIABILITIES         4,814,620             4,683,370
                         ----------            ----------
   TOTAL LIABILITIES      7,250,557             7,401,053
                         ----------            ----------

STOCKHOLDERS' EQUITY

COMMON STOCK AT $.20
 PAR VALUE
 AUTHORIZED 1,500,000
 SHARES
  ISSUED 863,995 SHARES
  IN 1995 AND 1994          172,799               172,799
ADDITIONAL PAID IN
 CAPITAL                    898,036               898,036
RETAINED EARNINGS        14,312,178            13,842,541
                         ----------            ----------
                         15,383,013            14,913,376

LESS:  TREASURY STOCK
 AT COST, 473,288
 SHARES IN 1995 AND
 473,039 IN 1994          6,923,709             6,813,395
                         ----------            ----------
TOTAL STOCKHOLDERS'
 EQUITY                   8,459,304             8,099,981
                         ----------            ----------
TOTAL                    15,709,861            15,501,034

Note 2. The consolidated financial data as of June 30, 1995 and 1994 and for the three and six month periods ended June 31, 1995 and 1994 includes, in the opinion of management, all adjustments (none of which were non-recurring) necessary for a fair presentation of such periods. The consolidated financial data for the six months ended June 30, 1995 is not necessarily indicative of the results of operations that might be expected for the entire year ending December 31, 1995.

                                CONSOLIDATED STATEMENTS OF CASH
FLOWS
                                FOR THE THREE MONTHS ENDED MARCH
31,
                                (UNAUDITED)

                                           1995
1994
                                       _________
__________
CASH FLOWS FROM OPERATING
 ACTIVITIES:
NET EARNINGS                             554,830
246,110
ADJUSTMENTS TO RECONCILE
 NET EARNINGS TO NET
 CASH USED IN OPERATING
  ACTIVITIES:
DEPRECIATION                             268,957
237,153
GAIN ON DISPOSAL OF FIXED
 ASSETS                                   (1,000)
  (500)

CHANGE IN ASSETS AND
 LIABILITIES:

  INCREASE IN ACCOUNTS
   RECEIVABLE, NET       (1,021,198)               (612,242)
  (INCREASE) DECREASE
   IN INVENTORIES                       (256,378)
782,769
  INCREASE IN PREPAID
   AND DEFERRED INCOME
    TAXES                               (359,261)
(94,263)
  INCREASE IN PREPAID
   EXPENSES AND OTHER
    CURRENT ASSETS         (277,439)                (74,724)
  INCREASE (DECREASE)
   IN ACCOUNTS PAYABLE      164,858                (325,545)
  INCREASE IN ACCRUED
   EXPENSES                              220,739
541,905
  INCREASE IN OTHER
   LIABILITIES                           131,250
     0
  DECREASE IN ACCRUED
   INCOME TAXES                         (588,751)
(33,384)
                                       _________
__________
TOTAL ADJUSTMENTS                     (1,718,223)
421,169
                                       _________
__________

   NET CASH PROVIDED BY
    (USED IN) OPERATING
     ACTIVITIES                       (1,163,393)
667,279
                          ---------            ----------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
PROCEEDS FROM SALE
 OF EQUIPMENT                              1,000
   500
ADDITIONS TO PLANT
 AN EQUIPMENT                           (589,725)
(96,296)
                                       _________
__________

                                        (588,725)
(95,796)
                                       _________
__________

CASH FLOWS FROM FINANCING
 ACTIVITIES:
REPAYMENT OF SHORT-
 TERM DEBT                                (3,591)
     0
REPAYMENT OF LONG-
 TERM DEBT                               (75,000)
(95,407)
CASH DIVIDENDS PAID         (85,193)                (80,798)
PROCEEDS FROM SALE OF
 TREASURY STOCK                            2,975
 3,000
PURCHASE OF TREASURY
 STOCK                                  (113,289)
(243,049)
                                       _________
__________

   NET CASH USED IN
 FINANCING ACTIVITIES:     (274,098)               (416,254)
                                       _________
__________

NET INCREASE (DECREASE)
 IN CASH AND CASH
  EQUIVALENTS                         (2,026,216)
155,229
CASH AND CASH
 EQUIVALENTS AS OF
  BEGINNING OF PERIOD     3,385,630               2,061,779
                                       _________
__________
CASH AND CASH EQUIVALENTS
 AS OF END OF PERIOD      1,359,414               2,217,008
                                       _________
__________

SUPPLEMENTAL INFORMATION:
 CASH PAID DURING PERIOD FOR:

  INTEREST                                40,748
36,315
                                       _________
__________
  INCOME TAXES                           911,864
295,719
                                       _________
__________

           Form 10-Q

        HOMASOTE COMPANY AND SUBSIDIARY
        JUNE 30, 1995
        NOTE # 1
        MANAGEMENT'S ANALYSIS OF MATERIAL CHANGE
        BY QUARTER AS NOTED


RESULTS OF OPERATIONS

     Net sales increased by 2.5% for the six month period ended June 30, 1995 as compared to the same period ended June 30, 1994, and decreased 5.5% for the three month period ended June 30, 1995, as compared to the same period ended June 30, 1994. These changes are due to a slowing down of the economy and a resultant decrease in demand for Homasote products in the three month period ended June 30, 1995, as compared to the three month period ended June 30, 1994 and the three month period ended March 31, 1995.

     The cost of sales as a percentage of sales was 74.4% and 71.2%, respectively, for the three and six month periods ended June 30, 1995, as compared to 74.7% and 74.5%, respectively, for the three and six month periods ended June 30, 1994. This 3% decrease in the cost of sales as a percentage of sales for the six month period ended June 30, 1995 over the same period ended June 30, 1994 and the three month period ended March 31, 1995, is attributable the efficiencies created by increased production levels brought about by an increased demand for Homasote products during the three month period ended March 31, 1995. Demand for Homasote products slowed during the three month period ended June 30, 1995, decreasing net sales and slowing production levels.

     Net earnings increased by 30.0%, from $93,223 to $121,192, for the three month periods ended June 30, 1995 and 1994, respectively, and 125.44% from $246,110 to $554,830 respectively, for the six month periods ended June 30, 1995 and 1994. This increase in net earnings is attributed to a reduced cost of goods sold, Millboard sales department restructuring and the economic improvement.

     Interest income increased by 191.2% and 198.9% respectively, for three and six month period ended June 30, 1995, as compared to the same periods ended June 30. 1994. These increase are due to a rising rate of interest on an greater amount of assets held for investment. Interest expense increased by 5.6% and 12.2% respectively for the three and six month periods ended June 30, 1995 as compared to 1994, due to increasing interest rates in a reduced balance of debt outstanding.


LIQUIDITY AND CAPITAL RESOURCES

        Capital expenditures for new and improved facilities and
equipment were $590,000 in 1995 and $190,000 in 1994.   Capital
expenditures are financed primarily through internally generated funds and debt, and are expected to be approximately $ 500,000 for the remaining six (6) months of 1995. In February 1992, the Company renegotiated with its bank, short term and long term lines of credit in the amounts of $1.0 million and $2.5 million respectively. As of December 31, 1994, the Company had $887,500 outstanding against the long-term line of credit for the purposes of consolidating existing debt, equipment renovation and other working capital requirements. The short term line of credit was retired in February 1993 with a payment in the amount $0.5
Million.
Repayment of borrowing on the $2.5 million line of credit began in March 1993, with the first of 35 monthly installment payments. The last in final payment against this long-term line of credit is due in February 1996. Loans outstanding under this line of credit are subject to Financial Covenants relating to cash flow, working capital, net worth and the environment. The bank, at their option, may remedy default under any of the financial covenants with a waiver. As of the latest balance sheet date of June 30, 1995, the Company is in compliance with the loan covenants.

     On June 23, 1995, the Company made a short-term load to Warren
L. Flicker, President and CEO of Homasote Company in the amount of $656,000, for the purpose of purchasing a principle residence and obtaining a mortgage. Interest is due monthly, at a rate of 6% or at the federal short-term lending rate, whichever is greater, with the entire amount of the loan due in full in 90 days. As of the latest balance sheet date of June 30, 1995, the entire balance of $656,00 was outstanding. The effect of this transaction, as well as that of normal business operations is reflected in the reduction in cash of $2.0 million and the increase in accounts receivable of
1.0 million, from December 31, 1994 to June 30, 1995.


OTHER DEVELOPMENTS

        During 1994, demand for wastepaper, the primary raw material for Homasote Company products, surpassed the supply for the first time. This situation is due primarily to demand by new industries created to handle the volume of wastepaper generated by mandated municipal recycling, and as a result, effective the third quarter of 1994, the Company began purchasing wastepaper at current prevailing market rates.


INFLATION AND ECONOMY

        While the economic outlook has improved, the Company will continue to maintain a policy of constantly monitoring such factors as demand and costs, and adjusting prices as these factors and the economic condition warrant.


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



               Part 2


     OTHER INFORMATION

               JUNE 30, 1995
               ITEM 9
               EXHIBITS AND REPORTS ON FORM 8-K

               (b) REPORTS ON FORM 8-K - THERE ARE NO REPORTS ON
               FORM 8-K FILED FOR THE SIX MONTHS ENDED JUNE 30,
1995.

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




                                       HOMASOTE COMPANY
                                       (Registrant)


               8/12/95                                 Neil F Bacon, Treasurer
                Date                              (Chief Financial
Officer)

                                       (Signature)