Form 10-Q
period 1995-09-30
HOMASOTE CO
filed 1995-11-14
CIK 48165

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED
ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 OF THE
SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE
SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS
FOR THE PAST 90 DAYS.     (X)YES     ( )NO

    AT SEPTEMBER 30, 1995, 377,541 SHARES OF COMMON STOCK OF THE
REGISTRANT WERE OUTSTANDING.

Results of Operations
    Consolidated Statement of Operations and Retained Earnings
    (Unaudited)

In thousands, except for share amounts
                   For the three months     For the nine months
                          ended                    ended
                      September 30,            September 30,
                           1995                    1994
                    ---------   ---------  ----------  ----------

NET SALES           6,315,545   6,758,275  19,759,800  19,875,776
COST OF SALES       4,785,581   4,998,193  14,356,976  14,775,531
                    ---------   ---------  ----------  ----------
GROSS PROFIT        1,529,964   1,760,082   5,402,824   5,100,245
SG&A EXPENSES       1,354,438   1,453,775   4,341,690   4,376,673
                   ---------   ---------  ----------  ----------
OPERATING INCOME      175,526     306,307   1,061,134     723,572
OTHER INCOME(EXPENSE)

GAIN ON SALE
 OF ASSETS             30,094         342      50,847       3,416
INTEREST INCOME        28,168      26,633      87,271      52,793
INTEREST EXPENSE      (18,955)    (19,856)    (59,702)    (56,171)
                   ---------   ---------  ----------  ----------

EARNINGS BEFORE
 INCOME TAXES         214,833     313,426   1,139,550     723,610

INCOME TAXES           85,933     125,370     455,820     289,444
                   ---------   ---------  ----------   ----------
NET EARNINGS          128,900     188,056     683,730     434,166

RETAINED EARNINGS
 AT BEGINNING OF
  PERIOD           14,312,178  12,980,084  13,842,541   12,814,772
LESS: CASH
 DIVIDENDS PAID       (45,305)    (39,553)   (130,498)    (120,351)
                  ----------  ----------  ----------   ----------
RETAINED EARNINGS
 AT END OF PERIOD  14,395,773  13,128,587  14,395,772   13,128,587
                  ----------  ----------  ----------   ----------
EARNINGS APPLICABLE
 TO COMMON STOCK      128,900     188,056      683,730     434,166
COMMON SHARES
 WEIGHTED AVERAGE     380,913     400,066      385,657     402,313
EARNINGS PER SHARE       0.34       0.47         1.77        1.08

CASH DIVIDENDS PER SHARE
 DECLARED AND PAID       0.12       0.10         0.34        0.30

Note 1. Net sales were down by 6.6% for the third quarter of 1995 as compared to the same period of 1994.

Note 2. The consolidated financial data as of September 31, 1995 and 1994 and for the three and nine month periods ended September 30, 1995 and 1994 includes, in the opinion of management, all adjustments (none of which were non-recurring) necessary for a fair presentation of such periods. The consolidated financial data for the nine months ended September 30, 1995 is not necessarily indicative of the results of operations that might be expected for the entire year ending December 31, 1995.

                        CONSOLIDATED BALANCE SHEETS
                        (UNAUDITED)

ASSETS
                             September 30,       December 31,
                                 1995               1994
                            ------------         -----------

CURRENT ASSETS

CASH IN BANKS                   2,724,300           3,385,630
ACCOUNTS RECEIVABLE, NET        2,042,327           1,658,266
INVENTORIES
 RAW MATERIALS                    950,000             763,768
 WORK IN PROCESS                   50,000              38,740
 FINISHED GOODS                 2,367,588           2,834,659
PREPAID AND DEFERRED
 INCOME TAXES                     502,724             226,523
PREPAID EXPENSES AND
 OTHER ASSETS                     487,124             237,136
                            ------------         -----------
TOTAL CURRENT ASSETS            9,124,063           9,144,722
                            ------------         -----------PROPERTY AND
 EQUIPMENT                     29,971,169          29,406,435
LESS ACCUMULATED
 DEPRECIATION                  24,422,633          24,064,677
                            ------------         -----------
NET PROPERTY AND
 EQUIPMENT                      5,548,536           5,341,758
OTHER ASSETS                    1,014,554           1,014,554
                            ------------         -----------
                               15,687,153          15,501,034
                            ------------         -----------

                        CONSOLIDATED BALANCE SHEETS
                        (UNAUDITED)

LIABILITIES AND STOCKHOLDERS EQUITY

                             September 30,       December 31,
                                 1995               1994
                            ------------         -----------

CURRENT LIABILITIES

CURRENT INSTALLMENT OF
 LONG-TERM DEBT                   150,000             153,591
ACCOUNTS PAYABLE TRADE            636,159             644,995
ACCRUED EXPENSES                  953,065             555,346
INCOME TAXES                         -                588,751
                            ------------         -----------
                                1,739,224           1,942,683
LONG-TERM DEBT,
 EXCLUDING CURRENT
  INSTALLMENT                     662,500             775,000
OTHER LIABILITIES               4,870,666           4,683,370
                            ------------         -----------
TOTAL LIABILITIES               7,272,390           7,401,053

STOCKHOLDERS' EQUITY

COMMON STOCK AT $.20 PAR
 VALUE-AUTHORIZED 1,500,000
 SHARES-ISSUED 863,995 SHARES
 IN 1995 AND 1994                 172,799             172,799
ADDITIONAL PAID IN CAPITAL        898,036             898,036
RETAINED EARNINGS              14,395,773          13,842,541
                            ------------         -----------
                               15,466,608          14,913,376
LESS TREASURY STOCK AT COST,
 486,454 SHARES IN 1995 AND
 473,039 SHARES IN 1994         7,051,845           6,813,395
                            ------------         -----------
TOTAL STOCKHOLDERS' EQUITY      8,414,763           8,099,981

TOTAL                          15,687,153          15,501,034

Note 2. The consolidated financial data as of September 31, 1995 and 1994 and for the three and nine-month periods ended September 30, 1995 and 1994 includes, in the opinion of management, all adjustments (none of which were non-recurring) necessary for a fair presentation of such periods. The consolidated financial data for the nine months ended September 30, 1995 is not necessarily indicative of the results of operations that might be expected for the entire year ending December 31, 1995.

                        CONSOLIDATED STATEMENT OF CASH FLOWS
                        FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                        (UNAUDITED)

                                 1995               1994
                            ------------         -----------

CASH FLOWS FOR OPERATING
 ACTIVITIES:
NET EARNINGS                      683,730             434,166
ADJUSTMENTS TO RECONCILE
 NET EARNINGS TO NET
 CASH USED IN OPERATING
 ACTIVITIES:
DEPRECIATION                      402,592             396,465
GAIN ON DISPOSAL OF FIXED
 ASSETS                            (2,000)               (500)

CHANGES IN ASSETS AND
 LIABILITIES:

 INCREASE IN ACCOUNTS
  RECEIVABLE, NET                (384,061)           (913,353)
 DECREASE IN INVENTORIES          269,579           1,121,897
 INCREASE IN PREPAID
  AND DEFERRED INCOME TAXES      (276,201)            (12,359)
 INCREASE IN PREPAID AND
  OTHER CURRENT ASSETS           (249,988)             (9,862)
 DECREASE IN ACCOUNTS PAYABLE      (8,836)            (14,725)
 INCREASE IN ACCRUED EXPENSES     397,719             868,880
 INCREASE IN OTHER LIABILITIES    187,296                -
 DECREASE IN ACCRUED INCOME
  TAXES                          (588,751)            (33,384)
                            ------------         -----------
TOTAL ADJUSTMENTS                (252,651)          1,363,059
                            ------------         -----------
NET CASH PROVIDED BY
 OPERATING ACTIVITIES             431,079           1,797,225
                            ------------         -----------

CASH FLOWS FROM INVESTING
 ACTIVITIES:

PROCEEDS FROM SALES OF
 EQUIPMENT                          2,000                 500
ADDITIONS TO PLANT AND
 EQUIPMENT                       (609,369)           (121,343)
                            ------------         -----------
NET CASH USED IN OPERATING
 ACTIVITIES                      (607,369)           (120,843)
                            ------------         -----------

CASH FLOWS FROM FINANCING
 ACTIVITIES:

REPAYMENT OF SHORT-
 TERM DEBT                         (3,591)               -
REPAYMENT OF LONG-
 TERM DEBT                       (112,500)           (146,851)
CASH DIVIDENDS PAID              (130,498)           (120,351)
PROCEEDS FROM SALE OF
 TREASURY STOCK                     2,975               7,425
PURCHASE OF TREASURY
 STOCK                           (241,425)           (253,124)
                            ------------         -----------
NET CASH USED IN
 FINANCING ACTIVITIES:           (485,039)           (512,901)
                            ------------         -----------
NET INCREASE (DECREASE)
 IN CASH AND CASH                (661,330)          1,163,481
EQUIVALENTS AS OF
 BEGINNING OF PERIOD            3,385,560           2,061,779
                            ------------         -----------
CASH AND CASH EQUIVALENTS
 AS OF END OF PERIOD            2,724,300           3,225,260
                            ------------         -----------
SUPPLEMENTAL INFORMATION:
 CASH PAID DURING PERIOD FOR:

  INTEREST                         59,702              56,171
                            ------------         -----------
  INCOME TAXES                    911,864              299,932
                            ------------         -----------

              FORM 10-Q

    HOMASOTE COMPANY AND SUBSIDIARY
    SEPTEMBER 30, 1995
    NOTE # 1
    MANAGEMENT'S ANALYSIS OF MATERIAL CHANGE
    BY QUARTER AS NOTED

RESULTS OF OPERATIONS

    Net Sales decreased by 0.6% for nine-month period ended September 30, 1995, as compared to September 30. 1994, and decreased by 6.6% for the three-month period ended September 30, 1995, as compared to the same period ended September 30, 1994. These changes are due to a slowing down of the economy and a resultant decrease in demand for Homasote products in the three-month period ended September 30, 1995, as compared to the three-month periods ended March 31, and June 30, 1995.

    The cost of sales, as a percentage of sales, was 75.8% and 72.7%, respectively for the three and nine-month periods ended September 30, 1995, as compared to 74.0% and 74.3%, respectively for the three and nine-month periods ended September 30, 1994. This 1.6% decrease in the cost of sales as a percentage of sales for the nine-month period ended September 30, 1995 over the nine-month period ended September 30, 1994, is attributable to the efficiencies created by increased production levels brought about by increased demand for Homasote products during the first quarter of 1995. The 3.1% increase in cost of sales as a percentage of sales for the nine-month period ended September 30, 1995 over the same period ended September 30, 1994 is due to the slowing of demand for Homasote products after the three month period ended March 30, 1995. The resultant loss of efficiencies brought about by the slowing of production levels, impacted upon net earnings, which decreased 31.5% from $188,000 to $129,000, respectively, for the three-month periods ended September 30, 1995 and 1994, and increased 57.5% from $434,000 to $684,000, respectively, for the nine-month periods ended September 30, 1995 and 1994.

    Interest income increased 5.7% and 65.3%, respectively, for the three and nine-month periods ended September 30, 1995, as compared to the same three and six month periods ended September 30, 1994. These increases are due to a higher rate of interest and a greater amounts of assets held for investment. Interest expense decreased 4.5% for the three-month period ended September 30, 1995, as compared to the same period in 1994, due to a declining balance of debt outstanding. Interest expense increased 6.3% for the nine-month period ended September 30, 1995, as compared to the same period in 1994 due to increasing prime rate, which peaked in the period ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

    Capital expenditures for new and improved facilities and equipment were $609,000 in 1995 and $190,000 in 1994. Funds for capital expenditures are financed primarily through internally generated funds and debt, and are expected to be approximately $300,000 for the remaining three (3) months of 1995. In February 1992 the Company renegotiated with its bank, a long-term line of credit in the amount of $2.5 million. As of September 30, 1995, the Company had $812,000 outstanding against this line, for the purposes of consolidating existing debt, equipment renovation and other working capital requirements. Repayment of the borrowing began in March 1993, with the final payment due in February 1996. Loans outstanding under the credit line are subject to Financial Covenants relating to the environment, cash flow, working capital and net worth. The bank, at their option, may remedy default under any of the financial covenants with a waiver. As of the latest balance sheet date of September 30, 1995, the Company was in compliance with the loan covenants.

    On June 23, 1995 the Company made a short-term loan to Warren L Flicker, President and COO of Homasote Company in the amount of $656,000 for the purpose of purchasing a principle residence and obtaining a mortgage. Interest was paid monthly, at a rate of 6%, or at the federal short-term lending rate, whichever was greater. The loan was repaid in full on September 18, 1995.

OTHER DEVELOPMENTS

    During 1994, demand for wastepaper, the primary raw material for the Homasote Company products, surpassed the supply for the first time. This situation is due primarily to demand by new industries created to handle the volume of wastepaper generated by mandated municipal recycling, and as result, effective the third quarter of 1994, the Company began purchasing wastepaper at the current prevailing market rates.

INFLATION AND THE ECONOMY

    The Company will continue to maintain a policy of constantly monitoring such factors as demand and costs, and adjusting prices as these factors and the economic condition warrant.

RECENT ACCOUNTING PRONOUNCEMENTS

    In 1991, the Financial Accounting Standards Board issued a statement that will change the method of disclosure and accounting for financial instruments. FAS No. 107, "Disclosures about the Fair Value of Financial Instruments", is effective for financial statements issued for the fiscal years ending after December 15, 1995. It requires the Company to disclose the fair value of certain on-and off-balance-sheet financial instruments in the audited financial statements. Statement 107 is not expected to have an adverse effect on the operating results of future periods or on the financial position of the Company.

         Part 2

         OTHER INFORMATION

         SEPTEMBER 30, 1995
         ITEM 9
         EXHIBITS AND REPORTS ON FORM 8-K

         (b) REPORTS ON FORM 8-K - THERE ARE NO REPORTS ON FORM
         8-K FILED FOR THE NINE MONTHS ENDED FOR SEPTEMBER 30,
         1995.

         OTHER INFORMATION

         ALL OTHER SCHEDULES ARE OMITTED, AS THE REQUIRED
         INFORMATION IS INAPPLICABLE OR THE INFORMATION IS
         PRESENTED IN THE CONSOLIDATED FINANCIAL STATEMENTS OR
         RELATED NOTES.

         Pursuant of the requirements of the Securities Exchange
         Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto authorized.

                        HOMASOTE COMPANY
                        (Registrant)

         11/13/95       Neil F Bacon, Treasurer
           Date         (Chief Financial Officer)

                        (Signature)