Form 10-Q/A
period 1995-03-31
HOMASOTE CO
filed 1996-02-05
CIK 48165

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

In thousands, except for share amounts
                   For the three months
                          ended
                         March 31,
                     1995        1994
                    ---------   ---------

NET SALES           7,115,634   6,416,982
COST OF SALES       4,864,367   4,773,890
                    ---------   ---------
GROSS PROFIT        2,251,267   1,643,092
SG&A EXPENSES       1,541,132   1,382,955
                   ---------   ---------
OPERATING INCOME      710,135     260,137
OTHER INCOME(EXPENSE)

GAIN ON SALE
 OF ASSETS                374       1,318
INTEREST INCOME        32,796      10,572
INTEREST EXPENSE      (20,578)    (17,214)
                   ---------   ---------
                       12,592      (5,324)
EARNINGS BEFORE
 INCOME TAXES         722,727     254,813
INCOME TAXES          289,091     101,925
                   ---------   ---------
NET EARNINGS          433,636     152,888
RETAINED EARNINGS
 AT BEGINNING OF
  PERIOD           13,842,541  12,814,772
LESS: CASH
 DIVIDENDS PAID
  ($.10 PER SHARE
   IN 1995 AND $.50
    IN 1994)          (39,079)    (41,177)
                  ----------  ----------
RETAINED EARNINGS
 AT END OF PERIOD  14,237,098  12,926,483
                  ----------  ----------
EARNINGS APPLICABLE
 TO COMMON STOCK      433,636     152,888
COMMON SHARES
 WEIGHTED AVERAGE     380,812     411,523
EARNINGS PER SHARE       1.11       0.37

CASH DIVIDENDS PER SHARE
 DECLARED AND PAID       0.10       0.10

Note 1. Net sales were up by 10.9% for the first quarter of 1995 as compared to the same period of 1994.

Note 2. The consolidated financial data as of March 31, 1995 and 1994 and for the three month periods ended March 31, 1995 and 1994 includes, in the opinion of management, all adjustments (none of which were non-recurring) necessary for a fair presentation of such periods. The consolidated financial data for the three months ended March 31, 1995 is not necessarily indicative of the results of operations that might be expected for the entire year ending December 31, 1995.

                        CONSOLIDATED BALANCE SHEETS
                        (UNAUDITED)

ASSETS
                              March 31,          December 31,
                                 1995               1994
                            ------------         -----------

CURRENT ASSETS

CASH IN BANKS                   2,139,487           3,385,630
ACCOUNTS RECEIVABLE, NET        2,979,416           1,658,266
INVENTORIES
 RAW MATERIALS                    957,634             763,768
 WORK IN PROCESS                   42,301              38,740
 FINISHED GOODS                 2,982,978           2,834,659
PREPAID AND DEFERRED
 INCOME TAXES                     226,523             226,523
PREPAID EXPENSES AND
 OTHER ASSETS                     278,407             237,136
                            ------------         -----------
TOTAL CURRENT ASSETS            9,606,746           9,144,722
                            ------------         -----------PROPERTY AND
 EQUIPMENT                     29,557,107          29,406,435
LESS ACCUMULATED
 DEPRECIATION                  24,199,134          24,064,677
                            ------------         -----------
NET PROPERTY AND
 EQUIPMENT                      5,357,973           5,341,758
OTHER ASSETS                    1,014,554           1,014,554
                            ------------         -----------
                               15,979,273          15,501,034
                            ------------         -----------

                        CONSOLIDATED BALANCE SHEETS
                        (UNAUDITED)

LIABILITIES AND STOCKHOLDERS EQUITY

                               March 31,         December 31,
                                 1995               1994
                            ------------         -----------

CURRENT LIABILITIES

CURRENT INSTALLMENT OF
 LONG-TERM DEBT                   150,000             153,591
ACCOUNTS PAYABLE TRADE            649,037             644,995
ACCRUED EXPENSES                  778,432             555,346
INCOME TAXES                      424,445             588,751
                            ------------         -----------
                                2,001,914           1,942,683
LONG-TERM DEBT,
 EXCLUDING CURRENT
  INSTALLMENT                     737,500             775,000
OTHER LIABILITIES               4,748,995           4,683,370
                            ------------         -----------
TOTAL LIABILITIES               7,488,409           7,401,053
STOCKHOLDERS' EQUITY

COMMON STOCK AT $.20 PAR
 VALUE-AUTHORIZED 1,500,000
 SHARES-ISSUED 863,995 SHARES
 IN 1995 AND 1994                 172,799             172,799
ADDITIONAL PAID IN CAPITAL        898,036             898,036
RETAINED EARNINGS              14,237,098          13,842,541
                            ------------         -----------
                               15,307,933          14,913,376
LESS TREASURY STOCK AT COST,
 473,288 SHARES IN 1995 AND
 473,039 SHARES IN 1994         6,817,069           6,813,395
                            ------------         -----------
TOTAL STOCKHOLDERS' EQUITY      8,490,864           8,099,981

TOTAL                          15,979,273          15,501,034

Note 2. The consolidated financial data as of March 31, 1995 and 1994 and for the three periods ended March 31, 1995 and 1994 includes, in the opinion of management, all adjustments (none of which were non-recurring) necessary for a fair presentation of such periods. The consolidated financial data for the three months ended March 31, 1995 is not necessarily indicative of the results of operations that might be expected for the entire year ending December 31, 1995.

                        CONSOLIDATED STATEMENT OF CASH FLOWS
                        FOR THE THREE MONTHS ENDED MARCH 31,
                        (UNAUDITED)

                                 1995               1994
                            ------------         -----------

CASH FLOWS FOR OPERATING
 ACTIVITIES:
NET EARNINGS                      433,636             152,888
ADJUSTMENTS TO RECONCILE
 NET EARNINGS TO NET
 CASH USED IN OPERATING
 ACTIVITIES:
DEPRECIATION                      134,458             117,831
GAIN ON DISPOSAL OF FIXED
 ASSETS                              -                   (500)

CHANGES IN ASSETS AND
 LIABILITIES:

 INCREASE IN ACCOUNTS
  RECEIVABLE, NET              (1,321,150)           (862,484)
 (INCREASE) DECREASE
  IN INVENTORIES                 (345,746)            400,943
 (INCREASE) DECREASE IN
  PREPAID EXPENSES AND
   OTHER CURRENT ASSETS          (41,271)            193,196
 INCREASE IN ACCOUNTS PAYABLE       4,042              80,473
 INCREASE IN ACCRUED EXPENSES     233,086             178,076
 INCREASE IN OTHER LIABILITIES     65,625                -
 INCREASE (DECREASE) IN ACCRUED
  INCOME TAXES                   (164,306)             10,705
                            ------------         -----------
TOTAL ADJUSTMENTS              (1,445,262)            118,240
                            ------------         -----------
NET CASH PROVIDED BY (USED
 IN) OPERATING ACTIVITIES      (1,011,626)            271,128
                            ------------         -----------

CASH FLOWS FROM INVESTING
 ACTIVITIES:

PROCEEDS FROM SALES OF
 EQUIPMENT                           -                    500
ADDITIONS TO PLANT AND
 EQUIPMENT                       (150,673)            (78,441)
                            ------------         -----------
NET CASH USED IN OPERATING
 ACTIVITIES                      (150,673)            (77,941)
                            ------------         -----------

CASH FLOWS FROM FINANCING
 ACTIVITIES:

REPAYMENT OF SHORT-
 TERM DEBT                         (3,591)               -
REPAYMENT OF LONG-
 TERM DEBT                        (37,500)            (47,627)
CASH DIVIDENDS PAID               (39,079)            (41,177)
PROCEEDS FROM SALE OF
 TREASURY STOCK                     7,425                -
PURCHASE OF TREASURY
 STOCK                            (11,099)            (15,911)
                            ------------         -----------
NET CASH USED IN
 FINANCING ACTIVITIES:            (83,844)           (104,715)
                            ------------         -----------
NET INCREASE (DECREASE)
 IN CASH AND CASH              (1,246,143)             88,472
EQUIVALENTS AS OF
 BEGINNING OF PERIOD            3,385,630           2,061,779
                            ------------         -----------
CASH AND CASH EQUIVALENTS
 AS OF END OF PERIOD            2,139,487           2,150,251
                            ------------         -----------
SUPPLEMENTAL INFORMATION:
 CASH PAID DURING PERIOD FOR:

  INTEREST                         20,578              17,214
                            ------------         -----------
  INCOME TAXES                    455,334              93,219
                            ------------         -----------

              FORM 10-Q

    HOMASOTE COMPANY AND SUBSIDIARY
    MARCH 31, 1995
    NOTE # 1
    MANAGEMENT'S ANALYSIS OF MATERIAL CHANGE
    BY QUARTER AS NOTED

RESULTS OF OPERATIONS

    Net Sales for the three-month period ended March 31, 1995 were $7,116,634, as compared to $6,416,982 for the three-month period ended March 31, 1994, an increase of 10.9%. This increase is a result of the continuing improvement in the general economy, and to the restructuring of the Industrial sales department into the Millboard sales department. The restructuring removes restrictions on sales by departments, and allows all Company salesmen and agents to sell all products.

     The cost of sales as a percentage of sales, was 68.4% for the three-month period ended March 31, 1995, as compared to 74.4% for the three-month period ended March 31, 1994. This 6% decrease in the cost of sales as a percentage of sales from 1994 to 1995 is attributable to the efficiencies created by increased production levels brought about by increased demand for Homasote products.

     Net earnings before income taxes increased 183.6% from $153,000 to $434,000 for the three-month periods ended March 31, 1995 and 1994. This increase is attributed to a reduced cost of goods sold, Millboard sales department restructuring and the economic improvement.

     Interest income increased by 210.2% for the three-month period ended March 31, 1995, as compared to the same period ended March 31, 1994, due to the increasing rate of interest on a greater amount of assets held for investment. Interest expense increased by 19.5% for the three-month period ended March 31, 1995 as compared to 1994, due to increasing interest rates.


LIQUIDITY AND CAPITAL RESOURCES

    Capital expenditures for new and improved facilities and equipment was $151,000 in 1995, and $190,000 in 1994. Capital expenditures are financed primarily through internally generated funds and debt, and are expected to be approximately $750,000 for the remaining nine (9) months of 1995. In February 1992, the Company renegotiated with its bank, short-term and long-term lines of credit in the amounts of $1.0 million and $2.5 million, respectively. As of March 31, 1995, the Company had $887,500 outstanding against the long-term line of credit for the purposes of consolidating debt, equipment renovation and other working capital requirements. The short-term line of credit was retired in February 1993 with a payment in the amount of $0.5 million. Repayment of the borrowing on the $2.5 million line of credit began in March 1993, with the first of 35 monthly installment payments. The final payment against this long-term line of credit is due in February 1996. Loans outstanding under the line of credit are subject to Financial Covenants relating to cash flow, working capital, net worth and the environment. The bank, at their option, may remedy default under any of the financial covenants with a waiver. As of the latest balance sheet date of March 31, 1995, the Company is in compliance with the loan covenants.

OTHER DEVELOPMENTS

    During 1994, demand for wastepaper, the primary raw material for the Companys' products, surpassed supply for the first time. This situation is due primarily to demand by new industries created to handle the volume of wastepaper generated by mandated municipal recycling, and as a result, effective September 29, 1994, the Company began purchasing wastepaper at current prevailing market rates.

INFLATION AND THE ECONOMY

    While the economic outlook has improved significantly, as evidenced by increased demand for the Companys' products by the construction, housing and packaging industries, the Company will continue to maintain a policy of constantly monitoring such factors as demand and costs, and adjusting prices as those factors and the economic condition warrant.

RECENT ACCOUNTING PRONOUNCEMENTS

    In 1991, the Financial Accounting Standards Board issued a statement that will change the method of disclosure and accounting for financial instruments. FAS No. 107, 'Disclosures about the Fair Market Value of Financial Instruments', is effective for financial statements issued for the fiscal years ending after December 15, 1995. It requires the Company to disclose the fair value of certain on-and off-balance-sheet financial instruments in the audited financial statements. Statement 107 is not expected to have an adverse effect on the operating results of future periods or on the financial position of the Company.

         Part 2

         OTHER INFORMATION

         MARCH 31, 1995
         ITEM 9
         EXHIBITS AND REPORTS ON FORM 8-K
         (b) REPORTS ON FORM 8-K - THERE ARE NO REPORTS ON FORM
         8-K FILED FOR THE NINE MONTHS ENDED FOR MARCH 30,1995.

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

                        HOMASOTE COMPANY
                        (Registrant)

         2/02/96        Neil F Bacon, Treasurer
           Date         (Chief Financial Officer)

                        (Signature)