Form 10-Q/A
period 1995-09-30
HOMASOTE CO
filed 1996-02-05
CIK 48165

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

Note 2. The consolidated financial data as of September 30, 1995 and 1994 and for the three and nine month periods ended September 30, 1995 and 1994 includes, in the opinion of management, all adjustments (none of which were non-recurring) necessary for a fair presentation of such periods. The consolidated financial data for the nine months ended September 30, 1995 is not necessarily indicative of the results of operations that might be expected for the entire year ending December 31, 1995.

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

Note 2. The consolidated financial data as of September 30, 1995 and 1994 and for the three and nine-month periods ended September 30, 1995 and 1994 includes, in the opinion of management, all adjustments (none of which were non-recurring) necessary for a fair presentation of such periods. The consolidated financial data for the nine months ended September 30, 1995 is not necessarily indicative of the results of operations that might be expected for the entire year ending December 31, 1995.

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

              FORM 10-Q

    HOMASOTE COMPANY AND SUBSIDIARY
    SEPTEMBER 30, 1995
    NOTE # 1
    MANAGEMENT'S ANALYSIS OF MATERIAL CHANGE
    BY QUARTER AS NOTED

RESULTS OF OPERATIONS

    Net Sales decreased by 0.6% for nine-month period ended September 30, 1995, as compared to September 30, 1994, and decreased by 6.6% for the three-month period ended September 30, 1995, as compared to the same period ended September 30, 1994. These changes are due to a slowing down of the economy and a resultant decrease in demand for Homasote products in the three-month period ended September 30, 1995, as compared to the three-month periods ended March 31, and June 30, 1995.

    The cost of sales, as a percentage of sales, was 75.8% and 72.7%, respectively for the three and nine-month periods ended September 30, 1995, as compared to 74.0% and 74.3%, respectively for the three and nine-month periods ended September 30, 1994. This 1.6% decrease in the cost of sales as a percentage of sales for the nine-month period ended September 30, 1995 over the nine-month period ended September 30, 1994, is attributable to the efficiencies created by increased production levels brought about by increased demand for Homasote products during the first quarter of 1995. The 3.1% increase in cost of sales as a percentage of sales for the nine-month period ended September 30, 1995 over the same period ended September 30, 1994 is due to the slowing of demand for Homasote products after the three-month period ended March 30, 1995. The resultant loss of efficiencies brought about by the slowing of production levels, impacted upon net earnings, which decreased 31.5% from $188,000 to $129,000, respectively, for the three-month periods ended September 30, 1995 and 1994, and increased 57.5% from $434,000 to $684,000, respectively, for the nine-month periods ended September 30, 1995 and 1994.

    Interest income increased 5.7% and 65.3%, respectively, for the three and nine-month periods ended September 30, 1995, as compared to the same periods ended September 30, 1994. These increases are due to a higher rate of interest and a greater amount of assets held for investment. Interest expense decreased 4.5% for the three-month period ended September 30, 1995, as compared to the same period in 1994, due to a declining balance of outstanding debt. Interest expense increased 6.3% for the nine-month period ended September 30, 1995, as compared to the same period in 1994 due to an increasing prime rate, which peaked in the period ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

    Capital expenditures for new and improved facilities and equipment was $609,000 in 1995 and $190,000 in 1994. Capital expenditures are financed primarily through internally generated funds and debt, and are expected to be approximately $300,000 for the remaining three (3) months of 1995. In February 1992 the Company renegotiated with its bank, a long-term line of credit in the amount of $2.5 million. As of September 30, 1995, the Company had $812,000 outstanding against this line, for the purposes of consolidating existing debt, equipment renovation and other working capital requirements. Repayment began in March 1993, with the final payment due in February 1996. Loans outstanding under the credit line are subject to Financial Covenants relating to the environment, cash flow, working capital and net worth. The bank, at their option, may remedy default under any of the financial covenants with a waiver. As of the latest balance sheet date of September 30, 1995, the Company was in compliance with the loan covenants.

    On June 23, 1995, the Company made a short-term loan to Warren
L. Flicker, President and COO of Homasote Company in the amount of $656,000 for the purpose of purchasing a principal residence and obtaining a mortgage. Interest was paid monthly, at a rate of 6%, or at the federal short-term lending rate, whichever was greater. The loan was repaid in full on September 18, 1995.

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