Form 10-Q/A
period 1995-06-30
HOMASOTE CO
filed 1996-02-07
CIK 48165

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

In thousands, except for share amounts
                   For the three months      For the six months
                          ended                    ended
                         June 30,                 June 30,
                           1995                    1994
                    ---------   ---------  ----------  ----------

NET SALES           6,328,621   6,700,519  13,444,255  13,117,501
COST OF SALES       4,707,028   5,003,448   9,571,394   9,777,339
                    ---------   ---------  ----------  ----------
GROSS PROFIT        1,621,593   1,697,071   3,872,861   3,340,162
SG&A EXPENSES       1,446,120   1,539,942   2,987,252   2,922,897
                   ---------   ---------  ----------  ----------
OPERATING INCOME      175,473     157,129     885,609     417,265
OTHER INCOME(EXPENSE)
GAIN ON SALE
 OF ASSETS              1,303       1,758       1,677       3,074
INTEREST INCOME        45,382      15,586      78,178      26,160
INTEREST EXPENSE      (20,170)    (19,101)    (40,748)    (36,135)
                   ---------   ---------  ----------  ----------
                      26,515      (1,757)     39,107      (7,081)
EARNINGS BEFORE
 INCOME TAXES         201,988     155,372     924,716     410,184

INCOME TAXES           80,796      62,149     369,886     164,074
                   ---------   ---------  ----------   ----------
NET EARNINGS          121,192      93,223     554,830     246,110

RETAINED EARNINGS
 AT BEGINNING OF
  PERIOD           14,237,100  12,926,482  13,842,541   12,814,772
LESS: CASH
 DIVIDENDS PAID       (46,114)    (39,621)    (85,193)     (80,798)
                  ----------  ----------  ----------   ----------
RETAINED EARNINGS
 AT END OF PERIOD  14,312,178  12,980,084  14,312,178   12,980,084
                  ----------  ----------  ----------   ----------
EARNINGS APPLICABLE
 TO COMMON STOCK      121,192      93,223      554,830     246,110
COMMON SHARES
 WEIGHTED AVERAGE     386,165     400,066      388,172    405,128
   402,313
EARNINGS PER SHARE       0.31       0.23         1.43         .61

CASH DIVIDENDS PER SHARE
 DECLARED AND PAID       0.12       0.10         0.22        0.20

Note 1. Net sales were down by 5.5% for the third quarter of 1995 as compared to the same period of 1994.

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

                        CONSOLIDATED BALANCE SHEETS
                        (UNAUDITED)

ASSETS
                               June 30,          December 31,
                                 1995               1994
                            ------------         -----------

CURRENT ASSETS

CASH IN BANKS                   1,359,414           3,385,630
ACCOUNTS RECEIVABLE, NET        2,679,464           1,658,266
INVENTORIES
 RAW MATERIALS                  1,182,762             763,768
 WORK IN PROCESS                   69,349              38,740
 FINISHED GOODS                 2,641,434           2,834,659
PREPAID AND DEFERRED
 INCOME TAXES                     585,784             226,523
PREPAID EXPENSES AND
 OTHER ASSETS                     514,575             237,136
                            ------------         -----------
TOTAL CURRENT ASSETS            9,032,782           9,144,722
                            ------------         -----------PROPERTY AND
 EQUIPMENT                     29,965,525          29,406,435
LESS ACCUMULATED
 DEPRECIATION                  24,303,000          24,064,677
                            ------------         -----------
NET PROPERTY AND
 EQUIPMENT                      5,662,525           5,341,758
OTHER ASSETS                    1,014,554           1,014,554
                            ------------         -----------
                               15,709,861          15,501,034
                            ------------         -----------

                        CONSOLIDATED BALANCE SHEETS
                        (UNAUDITED)

LIABILITIES AND STOCKHOLDERS EQUITY

                               June 30,          December 31,
                                 1995               1994
                            ------------         -----------

CURRENT LIABILITIES

CURRENT INSTALLMENT OF
 LONG-TERM DEBT                   150,000             153,591
ACCOUNTS PAYABLE TRADE            809,852             644,995
ACCRUED EXPENSES                  776,085             555,346
INCOME TAXES                         -                588,751
                            ------------         -----------
                                1,735,937           1,942,683
LONG-TERM DEBT,
 EXCLUDING CURRENT
  INSTALLMENT                     700,000             775,000
OTHER LIABILITIES               4,814,620           4,683,370
                            ------------         -----------
TOTAL LIABILITIES               7,250,557           7,401,053
STOCKHOLDERS' EQUITY

COMMON STOCK AT $.20 PAR
 VALUE-AUTHORIZED 1,500,000
 SHARES-ISSUED 863,995 SHARES
 IN 1995 AND 1994                 172,799             172,799
ADDITIONAL PAID IN CAPITAL        898,036             898,036
RETAINED EARNINGS              14,312,178          13,842,541
                            ------------         -----------
                               15,383,013          14,913,376
LESS TREASURY STOCK AT COST,
 479,710 SHARES IN 1995 AND
 473,039 SHARES IN 1994         6,923,709           6,813,395
                            ------------         -----------
TOTAL STOCKHOLDERS' EQUITY      8,459,304           8,099,981

TOTAL                          15,709,861          15,501,034

Note 2. The consolidated financial data as of June 30, 1995 and 1994 and for the three and six-month periods ended June 30, 1995 and 1994 includes, in the opinion of management, all adjustments (none of which were non-recurring) necessary for a fair presentation of such periods. The consolidated financial data for the six months ended June 30, 1995 is not necessarily indicative of the results of operations that might be expected for the entire year ending December 31, 1995.

                        CONSOLIDATED STATEMENT OF CASH FLOWS
                        FOR THE THREE MONTHS ENDED JUNE 30,
                        (UNAUDITED)

                                 1995               1994
                            ------------         -----------

CASH FLOWS FOR OPERATING
 ACTIVITIES:
NET EARNINGS                      554,830             246,110
ADJUSTMENTS TO RECONCILE
 NET EARNINGS TO NET
 CASH USED IN OPERATING
 ACTIVITIES:
DEPRECIATION                      268,957             237,153
GAIN ON DISPOSAL OF FIXED
 ASSETS                            (1,000)               (500)

CHANGES IN ASSETS AND
 LIABILITIES:

 INCREASE IN ACCOUNTS
  RECEIVABLE, NET              (1,021,198)           (612,242)
 (INCREASE) DECREASE IN
  INVENTORIES                    (269,579)            782,769
 INCREASE IN PREPAID
  AND DEFERRED INCOME TAXES      (359,261)            (94,263)
 INCREASE IN PREPAID AND
  OTHER CURRENT ASSETS           (277,439)            (74,724)
 INCREASE (DECREASE) IN
  ACCOUNTS PAYABLE                164,857            (325,545)
 INCREASE IN ACCRUED EXPENSES     220,739             541,905
 INCREASE IN OTHER LIABILITIES    131,250                -
 DECREASE IN ACCRUED INCOME
  TAXES                          (588,751)            (33,384)
                            ------------         -----------
TOTAL ADJUSTMENTS              (1,718,224)            421,169
                            ------------         -----------
NET CASH PROVIDED BY (USED)
 IN OPERATING ACTIVITIES        (1,163,394)            667,279
                            ------------         -----------

CASH FLOWS FROM INVESTING
 ACTIVITIES:

PROCEEDS FROM SALES OF
 EQUIPMENT                          1,000                 500
ADDITIONS TO PLANT AND
 EQUIPMENT                       (589,725)            (96,296)
                            ------------         -----------
NET CASH USED IN OPERATING
 ACTIVITIES                      (588,725)           (95,796)
                            ------------         -----------

CASH FLOWS FROM FINANCING
 ACTIVITIES:

REPAYMENT OF SHORT-
 TERM DEBT                         (3,591)               -
REPAYMENT OF LONG-
 TERM DEBT                        (75,000)            (95,407)
CASH DIVIDENDS PAID               (85,193)            (80,798)
PROCEEDS FROM SALE OF
 TREASURY STOCK                     2,975               3,000
PURCHASE OF TREASURY
 STOCK                           (113,289)           (243,049)
                            ------------         -----------
NET CASH USED IN
 FINANCING ACTIVITIES:           (274,098)           (416,254)
                            ------------         -----------
NET INCREASE (DECREASE)
 IN CASH AND CASH              (2,026,217)            155,229
EQUIVALENTS AS OF
 BEGINNING OF PERIOD            3,385,560           2,061,779
                            ------------         -----------
CASH AND CASH EQUIVALENTS
 AS OF END OF PERIOD            1,359,413           2,217,008
                            ------------         -----------
SUPPLEMENTAL INFORMATION:
 CASH PAID DURING PERIOD FOR:

  INTEREST                         40,748              36,315
                            ------------         -----------
  INCOME TAXES                    911,864              295,719
                            ------------         -----------

              FORM 10-Q

    HOMASOTE COMPANY AND SUBSIDIARY
    JUNE 30, 1995
    NOTE # 1
    MANAGEMENT'S ANALYSIS OF MATERIAL CHANGE
    BY QUARTER AS NOTED

RESULTS OF OPERATIONS

     Net sales increased by 2.5% for six-month period ended June 30, 1995 as compared to June 30, 1994, and decreased 5.5% for the three-month period ended June 30, 1995, as compared to the same period ended June 30, 1994. these changes are due to a slowing down of the economy and a resultant decrease in demand for Homasote products in the three-month period ended June 30, 1995, as compared to the three-month period ended March 31, 1995.

    The cost of sales, as a percentage of sales, was 74.4% and 71.2%, respectively for the three and six-month periods ended June 30, 1995, as compared to 74.7% and 74.5%, respectively for the three and six-month periods ended June 30, 1994. This 3% decrease in the cost of sales as a percentage of the three-month period ended March 31, 1995 is attributable to the efficiencies created by increased production levels brought about by increasing demand for Homasote products during the first quarter of 1995. Demand for Homasote products slowed during the second quarter of 1995, decreasing net sales and slowing production levels.

     Net earnings increased 30.0% from $93,223 to $121,192 respectively, for the three month periods ended June 30, 1995 and 1994, and 125.44% from $246,110 to $554,830 respectively, for the six month periods ended June 30, 1995 and 1994. This increase in net earnings is attributed to a reduced cost of goods sold, Millboard sales department restructuring and the economic improvement.

    Interest income increased by 191.2% and 198.9% respectively, for the three and six month periods ended June 30, 1995, as compared to the same periods ended June 30, 1994. These increases are increased by 5.6% and 12.2% respectively for the three and six month periods ended June 30, 1995, as compared to 1994, due to increasing interest rates on a reduced balance of outstanding debt.


LIQUIDITY AND CAPITAL RESOURCES

    Capital expenditures for new and improved facilities and equipment was $590,000 in 1995 and $190,000 in 1994. Capital expenditures are financed primarily through internally generated funds and debt, and are expected to be approximately $500,000 for the remaining six (6) months of 1995. In February 1992, the Company renegotiated with its bank, short term and long term lines of credit in the amounts of $1.0 million and $2.5 million respectively. As of June 30, 1995, the Company had $850,000 outstanding against the long-term line of credit for the purposes of consolidating existing debt, equipment renovation and other working capital requirements. The short term line of credit was retired in February 1993 with a payment in the amount of $0.5 million. Repayment of borrowing on the $2.5 million line of credit began in March 1993, with the first of 35 monthly installment payments. The final payment against this long-term line of credit is due in February 1996. Loans outstanding under this line of credit are subject to financial Covenants relating to cash flow, working capital, financial covenants with a waiver. As of the latest balance sheets date of June 30, 1995, the Company os in compliance with the load covenants.

    On June 23, 1995, the Company made a short-term loan to Warren
L. Flicker, President and COO of Homasote Company in the amount of $656,000, for the purpose of purchasing principal residence and obtaining a mortgage. Interest is due monthly, at a rate of 6% or at the federal short-term lending rate, whichever is greater, with the entire amount of the loan is due in full 90 days. As of the latest balance sheet date of June 30, 1995, the entire balance of $656,000 was outstanding. The effect of this transaction as well as that of the normal business operation is reflected in the reduction in cash of $2.0 million and the increase in accounts receivable of $1.0 million, from December 31, 1994 to June 30, 1995.

OTHER DEVELOPMENTS

    During 1994, demand for wastepaper, the primary raw material for the Companys' products, surpassed the supply for the first time. This situation is due primarily to demand by new industries created to handle the volume of wastepaper generated by mandated municipal recycling, and a result, effective the third quarter of 1994, the Company began purchasing wastepaper at current prevailing market rates.

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

         Part 2

         OTHER INFORMATION

         JUNE 30, 1995
         ITEM 9
         EXHIBITS AND REPORTS ON FORM 8-K

         (b) REPORTS ON FORM 8-K - THERE ARE NO REPORTS ON FORM
         8-K FILED FOR THE SIX MONTHS ENDED FOR JUNE 30, 1995.

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