Form 10-Q
period 1996-03-31
HOMASOTE CO
filed 1996-05-15
CIK 48165

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by section 13 or 15 of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.     (X)Yes     ( )No

    At March 31, 1996, 376,251 shares of common stock of the registrant were outstanding.

Results of Operations
                             CONSOLIDATED STATEMENT OF OPERATIONS
                                    AND RETAINED EARNINGS
                                         (UNAUDITED)

                                   For the three months
                                           ended
                                         March 31,
                                  1996                1995
                                ---------           ---------

Net sales                       6,143,443           7,115,634
Cost of sales                   4,658,042           4,864,367
                                ---------           ---------
 Gross profit                   1,485,401           2,251,267
Selling, general and
 administrative expenses        1,462,693           1,541,132
                               ---------           ---------
 Operating income                  22,708             710,135

Other income(expense)

 Gain on sale of assets             3,053                 374
 Interest income                   20,741              32,796
 Interest expense                 (17,938)            (20,578)
                               ---------           ---------
                                    5,856              12,592
                               ---------           ---------
 Earnings before income taxes      28,564             722,727
Income tax expense                 11,426             289,091
                               ---------           ---------
Net earnings                      17,138             433,636

Retained earnings at
 beginning of period           14,407,554          13,842,541
  Less: cash dividends paid
  ($.12 per share in 1996
  and $.10 in 1995)               (45,294)            (39,079)
                              ----------          ----------
Retained earnings
 at end of period                  14,379,398          14,237,098
                              ==========          ==========
Earnings per common share           0.05                1.11
                              ==========          ==========
Common shares outstanding
 (weighted average)               377,151             390,812
                              ==========          ==========

Note 1. Net sales were down by 13.7% for the first quarter of 1996 as compared to the same period of 1995.

Note 2. The consolidated financial data as of March 31, 1996 and 1995 and for the three month periods ended March 31, 1996 and 1995 includes, in the opinion of management, all adjustments (none of which were non-recurring) necessary for a fair presentation of such periods. The consolidated financial data for the three months ended March 31, 1996 is not necessarily indicative of the results of operations that might be expected for the entire year ending December 31, 1996.

                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)

ASSETS
                              March 31,          December 31,
                                 1996               1995
                            ------------         -----------

CURRENT ASSETS:

Cash and cash equivalents       1,241,313           2,329,027
Accounts receivable, net of
 allowance for doubtful
 accounts of $33,997 and
 $45,733 in 1996 and 1995,
 respectively)                  2,664,881           1,649,357
Inventories:
 Raw materials                    913,000             942,831
 Work in process                   57,000              14,051
 Finished goods                 2,987,034           2,800,550
Prepaid income taxes               33,274             294,291
Deferred income taxes                -                 99,623
Prepaid expenses and
 other current assets              88,023             295,917
                            ------------         -----------
Total current assets            7,984,525           8,425,647
                            ------------         -----------
PROPERTY, PLANT AND
 EQUIPMENT, at cost            30,766,324          30,215,369
 Less accumulated
  depreciation                 24,673,088          24,520,285
                            ------------         -----------
Net property, plant and
 equipment                      6,093,236           5,695,084

 Deferred income taxes            226,523             103,440
OTHER ASSETS                    1,078,795           1,078,795
                            ------------         -----------
                               15,383,079          15,302,966
                            ============         ===========

                              CONSOLIDATED BALANCE SHEETS
                                      (UNAUDITED)

LIABILITIES AND STOCKHOLDERS EQUITY

                               March 31,         December 31,
                                 1996                1995
                            ------------         -----------

CURRENT LIABILITIES:

 Current installments of
  long-term debt                     -                775,000
 Short-term debt                1,000,000               -
 Accounts payable                 504,913             727,306
 Accrued expenses                 554,064             419,641
                            ------------         -----------
                                2,058,977           1,921,947
OTHER LIABILITIES               4,951,125           4,956,185
                            ------------         -----------
 Total liabilities              7,010,102           6,878,132

STOCKHOLDERS' EQUITY:
 Common stock at par value $.20
  per share.  Authorized
   1,500,000 shares;
   issued 863,995 shares          172,799             172,799
 Additional paid in capital       898,036             898,036
 Retained earnings             14,379,398          14,407,554
                            ------------         -----------
                               15,450,233          15,478,389
 Less cost of common shares
  in treasury - 487,744 shares
  in 1996 and 486,544 shares
  in 1995                       7,077,256           7,053,555
                            ------------         -----------
 Total stockholders' equity     8,372,977           8,424,834

TOTAL                          15,383,079          15,302,966
                            ============         ===========

Note 2. The consolidated financial data as of March 31, 1996 and 1995 and for the three month periods ended March 31, 1996 and 1995 includes, in the opinion of management, all adjustments (none of which were non-recurring) necessary for a fair presentation of such periods. The consolidated financial data for the three months ended March 31, 1996 is not necessarily indicative of the results of operations that might be expected for the entire year ending December 31, 1996.

                        CONSOLIDATED STATEMENT OF CASH FLOWS
                        FOR THE THREE MONTHS ENDED MARCH 31,
                                     (UNAUDITED)

                                 1996               1995
                            ------------         -----------

Cash flows from operating
 activities:

 Net earnings                      17,138             433,636
Adjustments to reconcile net
 earnings to net cash by used
 in operating activities:

Depreciation and amortization     152,803             134,458
Deferred income taxes             (23,460)               -

Changes in assets and
 liabilities:

 Increase in accounts
  receivable, net              (1,015,524)         (1,321,150)
 Increase in inventories         (199,602)           (345,746)
 Decrease in prepaid
  income taxes                    261,017                -
 Decrease (increase) in
  prepaid expenses and other
   current assets                207,894             (41,271)
 (Decrease) increase in
  accounts payable               (222,393)              4,042
 Increase in accrued expenses     134,423             223,086
 Decrease in accrued
  income taxes                       -               (164,306)
 Increase (decrease) in
  other liabilities                (5,060)             65,625
                            ------------         -----------
Net cash used in
 operating activities            (692,764)         (1,011,626)
                             ------------        -----------

Cash flows from investing
 activities:

Additions to plant and
 equipment                       (550,956)           (150,673)
                            ------------         -----------
Net cash used in investing
 activities                      (550,956)           (150,673)
                            ------------         -----------

Cash flows from financing
 activities:

Proceeds from issuance of
 long-term debt                 1,000,000                -
Repayment of short-
 term debt                       (775,000)             (3,591)
Repayment of long-
 term debt                          -                (37,500)
Cash dividends paid               (45,294)            (39,079)
Proceeds form sale of
 treasury stock                     -                  7,425
Purchase of treasury stock        (23,700)            (11,099)
                            ------------         -----------
Net cash provided by (used
 in) financing activities:        156,006             (83,844)
                            ------------         -----------
Net increase (decrease) in
 cash and cash equivalents     (1,087,714)         (1,246,143)
Cash and cash equivalents
 at beginning of period         2,329,027           3,385,630
                            ------------         -----------
Cash and cash equivalents
 at end of period               1,241,313           2,139,487
                            ============         ===========

Supplemental information:

 Cash paid during period for:

  Interest                         17,939              20,578
                            ============         ===========
  Income taxes                      2,500             455,334
                            ============         ===========

              FORM 10-Q

           HOMASOTE COMPANY AND SUBSIDIARY
                  March 31, 1996
                     NOTE # 1

Management's analysis of material change by quarter as noted

RESULTS OF OPERATIONS

    Net sales for the three-month period ended March 31, 1996 were $6,143,443, as compared to $7,116,634 for the three-month period ended March 31, 1995, a decrease of 13.7%. Net income decreased to $17,100 for the three-month period ended March 31, 1996, from $433,600 for the three month period ended March 31, 1995. These decreases are a result of a flattening of the economy with regard to home construction with a resultant decline in demand for the Company's products occuring in the second quarter of 1995, and continuing through the first quarter of 1996

     The cost of sales as a percentage of sales, was 75.8% for the three-month period ended March 31, 1996, as compared to 68.4% for the three-month period ended March 31, 1995. This increase in the cost of sales as a percentage of sales is due to the ineffeciencies of lower production levels which followed falling demand.

    Amounts in the consolidated balance sheet at March 31, 1996 for cash and cash equivalents decreased by approximately $1.0 million and accounts receivable, net of allowance for doubtful accounts, increased by approximately $1.0 million, from the balances at December 31, 1995, due to the extended terms which were granted to customers placing orders during the winter trade shows held in January and February of 1996.

     Interest income decreased by 36.8% to $20,700 for the three-month period ended March 31, 1996, as compared to $32,800, for the same period ended March 31, 1995, due to lower rate of interest on a decreased amount of assets held for investment.

    Interest expense on debt decreased by 12.8% to $17,900 for the three-month period ended March 31, 1996 as compared $20,600 to for the three-month period ended March 31, 1995, on a greater average balance of debt outstanding, due to a lower rate of interest.


LIQUIDITY AND CAPITAL RESOURCES

    In February 1992, the Company refinanced $1.0 million of existing debt and borrowed an additional $700,000. The final payment of $762,500 was paid on February 12, 1996. On February 20, 1996, the Company entered into a $2.0 million unsecured line of credit agreement with a bank, to cover extended terms which are granted to customers placing orders during the winter trade shows. The note is payable on demand and bears interest at the bank's index rate less .25% As of March 31, 1996, the Company had $1.0 million outstanding under these loan arrangements
    Capital expenditures for new and improved facilities and equipment, which are financed primarily through internally generated funds and debt, were $551,000 in 1996 and $900,000 in 1995, and are expected to be approximately $3.5 million for the remaining nine (9) months of 1996
    In November 1995, the Company entered into a contract with a manufacturer for the purchase of a new gas fired board dryer. The entire expansion project, which will include the dryer, renovations to plant and equipment to install the dryer, rerouting conveyers and rebuilding and replacing molds is expected to take approximately eighteen months, at a cost to the Company of approximately $5.0 million. Current costs for the expansion are being funded through the use of internally generated operating funds, while negotiations are taking place for financing through either a conventional bank loan or a bond placement.


INFLATION AND THE ECONOMY

The Company will continue to maintain a policy of constantly monitoring such factors as demand and costs, and adjusting prices as those factors and the economic condition warrant.


OTHER DEVELOPMENTS

    During 1994, demand for wastepaper, the primary raw material for the Company's products, surpassed supply for the first time. This situation was due primarily to demand by new industries created to handle the volume of wastepaper generated by mandated municipal recycling, and as a result, effective September 29, 1994, the Company entered into purchase agreement contracts, to purchase readily available wastepaper from two suppliers. Under the terms of the contracts, the Company is required to make purchases at a minimum price per ton, as defined, or at the prevailing market price, whichever is greater. The contracts do not require minimum quantity purchases by the Company. Purchases in 1996 and 1995 aggregated approximately $225,000 and $1,147,000, respectively.
The contracts expire in 2009.


RECENT ACCOUNTING PRONOUNCEMENTS

    In March, 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of", which is effective for the fiscal years beginning after December 15, 1995.will change the method of disclosure and accounting for financial instruments. FAS No. 107, 'Disclosures about the Fair Market Value of Financial Instruments', is effective for financial statements issued for the fiscal years ending after December 15, 1995. In October, 1995, FASB issued SFAS No. 123, "Accounting for Stock Based Compensation", which is effective for the fiscal years beginning after December 15, 1995.These standards are not expected to have a significant effect on either the results of operations or the financial position of the Company.

         Part 2

         OTHER INFORMATION

         March 31, 1996
         ITEM 9


         EXHIBITS AND REPORTS ON FORM 8-K

         (b) Reports on Form 8-K - There are no reports on Form
         8-K filed for the three months ended March 31, 1996.


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

                                  HOMASOTE COMPANY
                                  (Registrant)

         5/14/96                  Neil F Bacon, Treasurer
           Date                   (Chief Financial Officer)

                                  (Signature)