Form 10-K
period 1996-12-31
HOMASOTE CO
filed 1997-04-02
CIK 48165

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED
ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 OF THE
SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE
SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS
FOR THE PAST 90 DAYS.     (X)YES     ( )NO

     AS OF MARCH 17, 1997, THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES WAS $3,273,888.

    AS OF MARCH 17, 1997, THERE WERE 376,251 SHARES OF COMMON
STOCK, $.20 PAR VALUE, OUTSTANDING.

    DOCUMENTS INCORPORATED BY REFERENCE

     HOMASOTE COMPANY 1996 ANNUAL REPORT TO STOCKHOLDERS (PARTS II
     AND IV).

    PROXY STATEMENT DATED MARCH 17, 1997 (PART III).

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

              DURING THE CALENDAR YEAR ENDED DECEMBER 31, 1996, NO CUSTOMER OF THE REGISTRANT ACCOUNTED FOR SALES OF 5% OR MORE.

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

         (XI)      RESEARCH AND DEVELOPMENT

              THE REGISTRANT DEFINES RESEARCH AS THE
              EXPERIMENTATION WITH RESPECT TO NEW PRODUCTS OR DESIGNS. IT DEFINES QUALITY CONTROL AS THE ONGOING SUPPORT FOR EXISTING PRODUCTS OR DESIGNS. DURING THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 NO AMOUNTS WERE SPENT ON RESEARCH AND DEVELOPMENT.

              DURING THE YEARS ENDED DECEMBER 31, 1996, 1995 AND
              1994 THE REGISTRANT INCURRED QUALITY CONTROL COSTS
              OF $80,309, $84,448 AND $ 61,073, RESPECTIVELY.

         (XII)     ENVIRONMENTAL PROTECTION

              AS OF DECEMBER 31, 1996, COMPLIANCE WITH FEDERAL, STATE AND LOCAL PROVISIONS WHICH HAVE BEEN ENACTED OR ADOPTED TO REGULATE THE PROTECTION OF THE ENVIRONMENT WILL NOT HAVE A MATERIAL EFFECT UPON THE CAPITAL EXPENDITURES, EARNINGS OR COMPETITIVE POSITION OF THE REGISTRANT OR ITS SUBSIDIARY. THE REGISTRANT DOES NOT EXPECT TO MAKE ANY MATERIAL CAPITAL EXPENDITURES FOR ENVIRONMENTAL CONTROL FACILITIES FOR ITS CURRENT FISCAL YEAR.
         (XIII)    NUMBER OF EMPLOYEES

              AS OF DECEMBER 31, 1996, THE REGISTRANT EMPLOYED 214 EMPLOYEES, AS COMPARED TO 212 IN 1995.

    (D)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC
         OPERATIONS AND EXPORT SALES

         FOREIGN SALES, PRIMARILY IN CANADA, ACCOUNTED FOR APPROXIMATELY 5%, FOR THE YEAR ENDED DECEMBER 31, 1996, AND APPROXIMATELY 5% AND 4%, IN EACH OF THE TWO YEARS ENDED DECEMBER 31, 1995 AND 1994, RESPECTIVELY, OF THE REGISTRANT'S TOTAL SALES. THE REGISTRANT IS CONTINUING ITS EFFORTS TO EXPAND SALES WORLDWIDE.

ITEM 2.  PROPERTIES

         THE REGISTRANT'S PLANT AND MAIN OFFICES ARE LOCATED OFF LOWER FERRY ROAD, EWING TOWNSHIP, TRENTON, NEW JERSEY. THE PROPERTY CONSISTS OF APPROXIMATELY 27 ACRES WITH PRIVATE RAILROAD SIDING (CONSOLIDATED RAIL CORPORATION) ENTERING THE SHIPPING AREA. BUILDINGS ARE OF CINDER BLOCK AND BRICK CONSTRUCTION, WITH A FLOOR AREA OF APPROXIMATELY 531,000 SQUARE FEET, WHICH ARE PROPERLY ARRANGED FOR THE MANUFACTURE AND FINISHING OF ALL THE REGISTRANT'S PRODUCTS. THE WHOLE AREA IS PROTECTED WITH A COMPLETE ENCLOSURE OF CYCLONE FENCING AND GUARD HOUSE. THE ENTIRE MANUFACTURING OPERATION AND OFFICE COMPLEX CONTAINS FIRE SPRINKLERS AND IS MONITORED BY A SECURITY COMPANY FOR FIRE PROTECTION. ALL PROPERTY IS HELD IN FEE SIMPLE. THE MANUFACTURING OPERATION RUNS THREE SHIFTS, SEVEN DAYS A WEEK. OPERATIONAL CAPACITY IS APPROXIMATELY 60% WHILE THE NEW DRYER SYSTEM IS BEING INSTALLED AND IS DEPENDENT DIRECTLY UPON THE ECONOMIC CONDITION OF THE HOUSING AND MANUFACTURING INDUSTRIES.

ITEM 3.  LEGAL PROCEEDINGS

         AS OF DECEMBER 31, 1996, THERE WAS NO MATERIAL PENDING
         LITIGATION AGAINST THE REGISTRANT.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NOT APPLICABLE.


                        PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         THIS INFORMATION IS INCLUDED IN THE HOMASOTE COMPANY 1996 ANNUAL REPORT TO STOCKHOLDERS. SEE THE TWO YEAR DIVIDEND AND STOCK PRICE COMPARISON SECTION OF SUCH REPORT
         INCORPORATED HEREIN BY REFERENCE AS EXHIBIT 13.

ITEM 6.  SELECTED FINANCIAL DATA

         SEE CONSOLIDATED FIVE YEAR HIGHLIGHTS SECTION OF THE
         HOMASOTE COMPANY 1996 ANNUAL REPORT TO STOCKHOLDERS
         INCORPORATED HEREIN BY REFERENCE AS EXHIBIT 13.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS SECTION OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         SEE MANAGEMENT'S DISCUSSION AND ANALYSIS SECTION OF THE
         HOMASOTE COMPANY 1996 ANNUAL REPORT TO STOCKHOLDERS
         INCORPORATED HEREIN BY REFERENCE AS EXHIBIT 13.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         SEE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO
         CONSOLIDATED FINANCIAL STATEMENTS OF THE HOMASOTE COMPANY 1996 ANNUAL REPORT TO STOCKHOLDERS INCORPORATED
         HEREIN BY REFERENCE AS EXHIBIT 13.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

         NONE.





























                        PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    (A)  DIRECTORS

         A DEFINITIVE PROXY STATEMENT DATED MARCH 17, 1997, WAS
         FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
         INCLUDING THE INFORMATION REQUIRED BY THESE ITEMS.

    (B)  EXECUTIVE OFFICERS

                                                 EXPERIENCE
                                  STARTED        IN YEARS
                                  IN             AT
NAME                    TITLE (6)      POSITION       POSITION  AGE
------------------ ---------      --------       --------  ---
IRVING FLICKER     CHAIRMAN OF
(1)                 THE BOARD AND
                     CHIEF EXECUTIVE
                      OFFICER     2/16/72        25        81

SHANLEY E. FLICKER VICE CHAIRMAN
(1)                OF THE BOARD   1/01/95         2        79

WARREN L FLICKER   PRESIDENT AND
(2)                 CHIEF OPERATING
                     OFFICER      1/01/95         2        53

JOSEPH A BRONSARD  EXECUTIVE VICE
(3)                 PRESIDENT     1/01/95         2        63

NEIL F BACON       TREASURER      4/14/88         9        40
(4)                CHIEF FINANCIAL
                    AND ACCOUNTING
                     OFFICER      3/14/88         9
                   ASSISTANT
                    SECRETARY     4/14/88         9

CINDY ADLER        SECRETARY      4/21/95         2        40
(5)
    (1)  IRVING FLICKER AND SHANLEY FLICKER ARE BROTHERS.
    (2)  WARREN FLICKER IS THE SON OF IRVING FLICKER.
    (3)  EMPLOYED BY THE COMPANY SINCE 1968.
    (4)  EMPLOYED BY THE COMPANY SINCE 1979.
    (5)  EMPLOYED BY THE COMPANY SINCE 1988.
    (6)  THE OFFICERS MENTIONED ABOVE ARE RE-ELECTED EACH YEAR BY
          THE BOARD OF DIRECTORS AT THEIR ANNUAL MEETING.





ITEM 11. EXECUTIVE COMPENSATION

         A DEFINITIVE PROXY STATEMENT DATED MARCH 17, 1997, WAS
         FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
         INCLUDING THE INFORMATION REQUIRED BY THIS ITEM.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         A DEFINITIVE PROXY STATEMENT DATED MARCH 17, 1997, WAS
         FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
         INCLUDING THE INFORMATION REQUIRED BY THIS ITEM.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         A DEFINITIVE PROXY STATEMENT DATED MARCH 17, 1997, WAS
         FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
         INCLUDING THE INFORMATION REQUIRED BY THIS ITEM.


                        PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

    (A)  (1)  FINANCIAL STATEMENTS INCORPORATED HEREIN BY
               REFERENCE AS EXHIBIT 13.

              INDEPENDENT AUDITORS' REPORT INCORPORATED HEREIN BY
               REFERENCE AS EXHIBIT 13.

              CONSOLIDATED BALANCE SHEETS - DECEMBER 31, 1996 AND
               1995 INCORPORATED HEREIN BY REFERENCE AS EXHIBIT
               13.

              CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED
               EARNINGS - YEARS ENDED DECEMBER 31, 1996, 1995 AND
               1994 INCORPORATED HEREIN BY REFERENCE AS EXHIBIT
               13.

              CONSOLIDATED STATEMENTS OF CASH FLOWS - YEARS ENDED
               DECEMBER 31, 1996, 1995 AND 1994 INCORPORATED
               HEREIN BY REFERENCE AS EXHIBIT 13.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               INCORPORATED HEREIN BY REFERENCE AS EXHIBIT 13.

         (2)  FINANCIAL STATEMENT SCHEDULES

              NONE REQUIRED




         (3)  EXHIBITS

               3   ARTICLES OF INCORPORATION AND BYLAWS  *

              13   HOMASOTE COMPANY 1996 ANNUAL REPORT TO
                   STOCKHOLDERS

    (B)       REPORT ON FORM 8-K

              NO REPORTS ON FORM 8-K WERE FILED IN THE THREE
              MONTHS ENDED DECEMBER 31, 1996.

    *PREVIOUSLY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION

                        SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED,
THEREUNTO DULY AUTHORIZED.

                                  HOMASOTE COMPANY

DATED:   MARCH 31, 1997      BY   IRVING FLICKER
                                  CHAIRMAN AND CHIEF EXECUTIVE
                                  OFFICER

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE
ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING
PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES ON THE
DATE INDICATED.

IRVING FLICKER               CHAIRMAN, DIRECTOR       MARCH 31, 1997
                         & CEO

NEIL F. BACON           TREASURER                MARCH 31, 1997

SHANLEY E. FLICKER      DIRECTOR                 MARCH 31, 1997

WARREN FLICKER               DIRECTOR                 MARCH 31, 1997

PATIENCE O. BANISTER    DIRECTOR                 MARCH 31, 1997

JOSEPH A. BRONSARD      DIRECTOR                 MARCH 31, 1997

MICHAEL FLICKER         DIRECTOR                 MARCH 31, 1997

PETER N. OUTERBRIDGE    DIRECTOR                 MARCH 31, 1997