Form 10-Q
period 1997-03-31
HOMASOTE CO
filed 1997-05-16
CIK 48165

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by section 13 or 15 of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.     (X)Yes     ( )No

    At March 31, 1997, 376,251 shares of common stock of the registrant were outstanding.




























Results of Operations
                                 Homasote Company and Subsidiary
                             CONSOLIDATED STATEMENT OF OPERATIONS
                                    AND RETAINED EARNINGS
                                         (UNAUDITED)

                                   For the three months
                                           ended
                                         March 31,
                                  1997                1996
                                ---------           ---------

Net sales                       6,730,921           6,143,443
Cost of sales                   4,877,107           4,658,042
                                ---------           ---------
 Gross profit                   1,853,814           1,485,401
Selling, general and
 administrative expenses        1,667,315           1,462,693
                               ---------           ---------
 Operating income                 186,499              22,708

Other income(expense):
 Gain on sale of assets            11,817               3,053
 Interest income                   21,169              14,742
 Bond interest income              34,664                -
 Interest expense                    -                (17,938)
 Bond interest expense            (37,497)               -
 Other Income                       9,403               5,999
                               ---------           ---------
                                   39,556               5,856
                               ---------           ---------
Earnings before income taxes      226,055              28,564
 Income tax expense                97,203              11,426
                               ---------           ---------
Net earnings                     128,852              17,138

Retained earnings at
 beginning of period           14,950,349          14,407,554
  less: cash dividends paid
  ($.12 per share in 1997
  and $.12 in 1996)               (45,150)            (45,294)
                              ----------          ----------
Retained earnings at
 end of period                15,034,051          14,379,398
                              ==========          ==========
Earnings per common share           0.34                0.05
                              ==========          ==========
Common shares outstanding
 (weighted average)               376,251             377,151
                              ==========          ==========

Note 1. Net sales were up by 9.6% for the first quarter of 1997 as compared to the same period of 1996.

Note 2. The consolidated financial data as of March 31, 1997 and 1996 and for the three month periods ended March 31, 1997 and 1996 includes, in the opinion of management, all adjustments (none of which were non-recurring) necessary for a fair presentation of such periods. The consolidated financial data for the three months ended March 31, 1997 is not necessarily indicative of the results of operations that might be expected for the entire year ending
        December 31, 1997.









































                       Homasote Company and Subsidiary
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)


ASSETS
                              March 31,          December 31,
                                1997                1996
                            ------------         -----------

CURRENT ASSETS

Cash and cash equivalents    $  1,589,781       $   2,680,061
Accounts receivable (net
 of allowance for doubtful
 accounts of $28,038 and
 $59,776 in 1997 and 1996,
 respectively)                 2,647,912           1,873,340
Inventories                    3,332,477           3,085,886
Deferred income taxes            102,760             102,760
Prepaid expenses and
 other current assets              45,416             241,253
                            ------------         -----------
Total current assets         $  7,718,346       $   7,983,300
                            ------------         -----------PROPERTY, PLANT AND
 EQUIPMENT, at cost            33,388,471          32,625,166
Less accumulated
 depreciation                  25,299,129          25,085,690
                            ------------         -----------
Net property plant and
 equipment                      8,089,342           7,539,476
                            ------------         -----------
OTHER ASSETS
 Deferred income taxes                 57,864              57,864
 Debt acquisition costs, net      200,912             226,697
 Restricted cash                2,452,374           2,957,373
 Other assets                   1,302,492           1,302,492
                            ------------         -----------
                             $ 19,821,330       $  20,067,202
                            ============         ===========










LIABILITIES AND STOCKHOLDERS' EQUITY

                             December 31,        December 31,
                                 1996               1995
                            ------------         -----------

CURRENT LIABILITIES

Current installments of
 long-term debt              $    250,000       $     152,500
Accounts payable                  697,887             986,662
Accrued income taxes              195,145             329,228
Accrued expenses                  626,242             582,929
                            ------------         -----------
Total current liabilities    $  1,769,274       $   2,051,319

LONG-TERM DEBT, excluding
 current installments           3,890,000           3,987,500
OTHER LIABILITIES               5,134,425           5,084,454
                            ------------         -----------
Total liabilities               9,024,425          11,123,273
                            ------------         -----------
STOCKHOLDERS' EQUITY

Common stock, par value $.20
 per share;authorized
 1,500,000 shares;
 issued 863,995 shares            172,799             172,799
Additional paid-in capital        898,036             898,036
Retained earnings              15,034,051          14,950,349
                            ------------         -----------
                               16,104,886          16,021,184
Less cost of common shares
 in treasury - 487,744
 shares in 1997 and 1996.       7,077,255           7,077,225
                            ------------         -----------
Total stockholders' equity      9,027,631           8,943,929
                            ------------         -----------
                             $ 19,821,330       $  20,067,202
                            ============         ===========

Note 2. The consolidated financial data as of March 31, 1997 and 1996 and for the three month periods ended March 31, 1997 and 1996 includes, in the opinion of management, all adjustments (none of which were non-recurring) necessary for a fair presentation of such periods. The consolidated financial data for the three months ended March 31, 1997 is not necessarily indicative of the results of operations that might be expected for the entire year ending December 31, 1997.

                            Homasote Company and Subsidiary
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTHS ENDED MARCH 31,
                                      (UNAUDITED)

                                    1997              1996
                                -----------       -----------

Cash flows from operating
 activities:
Net earnings                     $   128,852         $    17,138
Adjustments to reconcile
 net earnings to net cash
 provided by operating
 activities:
Depreciation and amortization        268,929             152,803
Gain on disposal of fixed assets     (10,888)               -
Deferred income taxes                  -                (23,460)
Changes in assets and
 Liabilities:
Increase in accounts
 receivable, net                    (774,572)         (1,015,524)
Increase in inventories             (246,591)           (199,602)
Decrease in other assets              25,785                -
Decrease in restricted cash          504,999                -
Decrease in prepaid income taxes        -                261,017
Decrease in prepaid expenses
 and other current assets           195,837             207,894
Increase in accounts payable        (288,775)           (222,393)
Increase in accrued expenses         43,313             134,423
Decrease in accrued income taxes   (134,083)               -
Increase (decrease) in other
 liabilities                          49,971              (5,060)
                                 ----------          ----------
Net cash used in
 operating activities               (237,223)           (692,764)
                                 ----------          ----------

Cash flows from investing
 activities:

Proceeds from sale of
 equipment                            10,888                -
Additions to plant and
 equipment                          (818,795)           (550,956)
                                 ----------          ----------


Net cash used in investing
 activities                         (807,907)           (550,956)
                                 ----------          ----------
Cash flows from financing
 activities:

Proceeds from issuance of
 short-term debt                        -              1,000,000
Repayment of short-term debt            -               (775,000)
Cash dividends paid                  (45,150)            (45,294)
Purchase of treasury stock              -                (23,700)
                                 ----------           ---------
Net cash (used in) provided
 by financing activities:            (45,150)            156,006
                                 ----------           ---------
Net decrease in cash and
 cash equivalents                 (1,090,280)         (1,087,714)
Cash and cash equivalents
 at beginning of year              2,680,061           2,329,027
                                 ----------          ----------
Cash and cash equivalents
 at end of year                  $ 1,589,781         $ 1,214,313
                                 ==========          ==========
Supplemental disclosures of
 cash flow information:

 Cash paid during the years for:

  Interest                       $    37,497         $    17,939
                                 ----------          ----------
  Income taxes                   $   240,515         $     2,500
                                 ----------          ----------
























              FORM 10-Q

           HOMASOTE COMPANY AND SUBSIDIARY
                  March 31, 1997
                     NOTE # 1

Management's analysis of material change by quarter as noted

RESULTS OF OPERATIONS

    Net sales for the three-month period ended March 31, 1997 of $6,730,921, increased by $587,478, or 9.6%, when compared to net sales of $67143,443 for the three-month period ended March 31, 1996. Net income increased to $128,852 for the three-month period ended March 31, 1997, from $17,138 for the three month period ended March 31, 1996. These increases are a result of changes in the Companys method of sales.

     The cost of sales as a percentage of sales, was 72.5% for the three-month period ended March 31, 1997, as compared to 75.8% for the three-month period ended March 31, 1996. This decrease in the cost of sales as a percentage of sales is due to efficiencies of changes in production volume

    Interest income increased to $65,236 for the three-month period ended March 31, 1997, as compared to $20,741 for the three month period ended March 31, 1996, due primiarly to interest earned on the restricted cash account.

    Interest expense on debt increased to $37,491 for the three-month period ended March 31, 1997, as compared to $17,938 for the three-month period ended March 31, 1996. All enterest expense in the first quarter of 1997 was incurred on the Economic Growth Bonds with relation to the new dryer project. As of March 31, 1997 the Company had no other debt outstanding.


LIQUIDITY AND CAPITAL RESOURCES

    Capital expenditures for new and improved facilities and equipment, which are financed primarily through internally generated funds and debt, were $.8 million in 1997 and $2.4 million in 1996 and are expected to approximate $2.2 million for the remaining nine (9) months of 1997.
    In November 1995, the Company entered into a contract with a manufacturer for the purchase of a new gas fired board dryer. The entire expansion project, which will include the dryer, renovations to plant and equipment to install the dryer, rerouting conveyors and rebuilding and replacing molds is expected to be completed in June 1997, at a total cost to the Company of approximately $5.0 million.



    In November 1996, the Company entered into a loan agreement (the "Agreement") and promissory note with the New Jersey Economic Development Authority (the "Authority"). Under the Agreement, the Authority loaned the Company $4,140,000 out of the proceeds from the issuance of the Authority's Economic Growth Bonds (Greater Mercer County Composite Issue) 1996 Series E (the Bonds) to be used in connection with specified capital expenditures described in the Agreement. Interest is charged at the variable rate of interest due on the Bonds (3.2% at March 31, 1997). In connection with the Agreement, the Authority also entered into a trust indenture with a bank to serve as trustee and tender agent for the loan proceeds. Principal and interest are payable monthly to the trustee in varying amounts through 2006. The funds held by the bank amounted to $2,452,374 at March 31, 1997 and are classified as a restricted non-current asset in the accompanying 1997 and 1996 consolidated balance sheets. The Company believes these funds will be sufficient to cover its remaining capital expenditure commitments in 1997. The trust indenture is secured in part by the Agreement and by a direct pay Letter of Credit facility issued by another bank in the face amount of $4,209,000. The Letter of Credit facility contains financial and other restrictive covenants including minimum tangible net worth and other financial ratios.
In order to reduce its risks from interest rate fluctuations under the agreement, the Company entered into a five-year interest rate cap agreement with a bank. The agreement entitles the Company to receive, on a monthly basis, the amounts, if any, by which the interest payments on the Bond exceed 4.5% per annum. The aggregate maturities of long-term debt are as follows: 1997, $152,500, 1998, $391,250, 1999, $405,833, 2000, $416,250, 2001, $431,250,
thereafter $2,342,917.

    The Company has a $2.0 million unsecured line of credit agreement with a bank on which interest is charged at the bank's index rate (8.5% at March 31, 1997) less .25%. As of March 31, 1997 there was no balance outstanding under the line of credit.


INFLATION AND THE ECONOMY

    The Company will continue to maintain a policy of constantly monitoring such factors as demand and costs, and adjusting prices as those factors and the economic condition warrant.












OTHER DEVELOPMENTS

    The Company's primary basic raw material, wastepaper, is generally readily available from two suppliers with which the Company has purchase contracts that expire in 2009. Under the terms of the contracts, the Company is required to make purchases at a minimum price per ton, as defined, or at the prevailing market price, whichever is greater. The contracts do not require minimum quantity purchases by the Company. Purchases in 1997 and 1996 aggregated approximately $238,000 and $929,000, respectively.

    In September 1996, the Company signed an agreement with Weyerhauser Corporation for the joint marketing and distribution of the Company's products.

    On February 21, 1997, the Board of Directors of the Company authorized the retention of a financial advisor to assist in the investigation of alternatives to enhance the value of the Company's common stock to the shareholders. The board is not aware of any presently proposed transactions, but believes that such alternatives may include stock repurchases, a going private transaction, a merger, acquisition or other combination or reorganization of the Company, an issuer or third party tender offer, or a combination of two or more of the foregoing transactions or other transactions.


RECENT ACCOUNTING PRONOUNCEMENTS

    Financial Accounting Standards Board Statement No. 107 "Disclosures about the Fair Value of Financial Instruments", defines the fair value of a financial instrument as the amount which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of the Company's financial instruments at December 31, 1996 and 1995 approximate fair value because of the short maturity of those instruments and with respect to the Bonds (see note 4) since their issuance was late in the year 1996.

    Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" (SFAS 121).
This statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 also requires that assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. Adoption of this statement did not have a material impact on the Company's financial position, results of operations, or liquidity.




         Part 2

         OTHER INFORMATION

         March 31, 1997
         ITEM 9


         EXHIBITS AND REPORTS ON FORM 8-K

         (b) Reports on Form 8-K - There are no reports on Form
         8-K filed for the three months ended March 31, 1997.


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

                                  HOMASOTE COMPANY
                                  (Registrant)

         5/14/97                  Neil F Bacon, Treasurer
           Date                   (Chief Financial Officer)

                                  (Signature)