Form 10-Q
period 1997-09-30
HOMASOTE CO
filed 1997-11-20
CIK 48165

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by section 13 or 15 of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.     (X)Yes     ( )No


    At September 30, 1997, 351,322 shares of common stock of the registrant were outstanding.


















RESULTS OF OPERATIONS
     CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                           (Unaudited)


                   For the three months    For the nine months
                          ended                    ended
                        September 30,          September 30,
                      1997        1996       1997        1996
                    ---------   ---------  ----------  ----------

Net Sales           6,003,206   7,446,056  18,910,875  20,020,415
Cost of sales       4,960,544   5,901,714  14,844,738  15,677,194
                    ---------   ---------  ----------  ----------
 Gross Profit       1,042,662   1,544,342   4,066,137   4,343,221
Selling, general
 and administrative
 expenses           1,422,003   1,460,223   4,775,653   4,266,622
                   ---------   ---------  ----------  ----------
 Operating Income
  (loss)             (379,341)     84,119    (709,516)     76,599
Other income(expense)

 Gain on sale
  of assets             2,781       3,408      15,752      10,774
 Interest income       63,679      24,647     184,087      66,957
 Interest expense     (55,213)    (20,222)   (133,662)    (59,272)
                   ---------   ---------  ----------  ----------
 Earnings (loss)
  before income
  taxes              (368,094)     91,952    (643,339)     95,058
Income tax expense   (147,238)     36,780    (257,336)     38,023
                   ---------   ---------  ----------   ---------
Net earnings (loss)  (220,856)     55,172    (386,003)     57,035
Retained earnings
 at beginning of
  period           14,694,902  14,318,973  14,950,349   14,407,554
   Less cash
   dividends paid        -        (37,625)    (90,300)    (128,069)
                  ----------  ----------  ----------   ----------
Retained earnings
 at end of period  14,474,046  14,336,520  14,474,046   14,336,520
                  ==========  ==========  ==========   ==========
Earnings (loss)
 per common share       (0.62)       0.15       (1.05)         .15
Common shares
outstanding
 (weighted average)   358,507     376,251     369,154      376,611
Dividends per share      0.00        0.12        0.24        0.34

Note 1. Net sales were down by 19.4% for the third quarter of 1997 as compared to the same period of 1996.

Note 2. The consolidated financial data as of September 30, 1997 and 1996 and for the three and nine-month periods ended September 30, 1997 and 1996 includes, in the opinion of management, all adjustments (none of which were non-recurring) necessary for a fair presentation of such periods. The consolidated financial data for the nine months ended September 30, 1997 is not necessarily indicative of the results of operations that might be expected for the entire year ending December 31, 1997.











































                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)

ASSETS
                            September 30,        December 31,
                                 1997                1996
                            ------------         -----------

CURRENT ASSETS

Cash and cash equivalents       1,745,035           2,680,061
Accounts receivable, net of
 allowance for doubtful
 accounts of $29,312 and
 $41,230 in 1997 and 1996,
 respectively)                  2,241,946           1,873,340
Inventories                     2,782,730           3,085,886
Deferred income taxes             102,760             102,760
Prepaid expenses and
 other current assets             253,029             241,253
                            ------------         -----------
Total current assets            7,125,500           7,983,300
                            ------------         -----------
PROPERTY, PLANT AND
 EQUIPMENT, at cost            36,196,968          32,625,166
Less accumulated
 depreciation                  25,821,438          25,085,690
                            ------------         -----------
Net property and
 equipment                     10,375,530           7,539,476
OTHER ASSETS
 Refundable income taxes          395,168                -
 Deferred income taxes             57,864              57,864
 Debt acquisition costs, net      151,770             226,697
 Restricted cash                  601,971           2,957,373
 Other assets                   1,314,492           1,302,492
                            ------------         -----------
                               20,022,295          20,067,202
                            ============         ===========











                        CONSOLIDATED BALANCE SHEETS
                        (UNAUDITED)

LIABILITIES AND STOCKHOLDERS EQUITY

                            September 30,        December 31,
                                 1997                1996
                            ------------         -----------

CURRENT LIABILITIES

Current installment of
 long-term debt                   403,750             152,500
Short-term debt                 1,000,000                -
Accounts payable                1,085,663             986,662
Accrued income taxes                 -                329,228
Accrued expenses                  577,384             582,929
                            ------------         -----------
                                3,066,797           2,051,319
LONG-TERM DEBT, excluding
 current installments           3,640,250           3,987,500
OTHER LIABILITIES               5,226,464           5,084,454
                            ------------         -----------
Total liabilities              11,933,511          11,123,273
                            ------------         -----------
STOCKHOLDERS' EQUITY

Common stock, par value
 $.20 per share.
 Authorized 1,500,000
 shares; issued 863,995
 shares in 1997 and 1996.         172,799             172,799
Additional paid in capital        898,036             898,036
Retained earnings              14,474,046          14,950,349
                            ------------         -----------
                               15,544,881          16,021,184
Less cost of common shares
 in treasury - 512,673
 shares in 1997 and
 487,744 shares in 1996         7,456,097           7,077,255
                            ------------         -----------
TOTAL STOCKHOLDERS' EQUITY      8,088,784           8,943,929
                            ------------         -----------
                               20,022,295          20,067,202
                            ============         ===========





Note 2. The consolidated financial data as of September 30, 1997 and 1996 and for the three and nine-month periods ended September 30, 1997 and 1996 includes, in the opinion of management, all adjustments (none of which were non-recurring) necessary for a fair presentation of such periods. The consolidated financial data for the nine months ended September 30, 1997 is not necessarily indicative of the results of operations that might be expected for the entire year ending December 31, 1997.














































                        CONSOLIDATED STATEMENT OF CASH FLOWS
                        FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                        (UNAUDITED)

                                 1997               1996
                            ------------         -----------

Cash flows for operating
 activities:

 Net earnings                    (386,003)             57,035
Adjustments to reconcile net
 earnings to net cash used
 in operating activities:
Depreciation and amortization     803,519             456,113
Gain on disposition of fixed
 assets                           (11,487)               (650)
Deferred income taxes                -                (23,460)

Changes in assets and
 liabilities:

 Increase in accounts
  receivable, net                (368,606)           (936,621)
 Decrease in inventories          303,156           1,070,030
 Decrease in prepaid
  income taxes                       -                244,440
 Increase in refundable
  income taxes                   (395,168)               -
 Decrease in debt acquisition
  cost, net                        74,927                -
 Decrease in restricted cash    2,355,402                -
 Increase in prepaid
  expenses and other
  current assets                  (11,776)            (30,987)
 Increase in other assets         (12,000)               -
 Decrease in accounts payable      99,001             120,264
 (Decrease) Increase in
  accrued expenses                 (5,545)            320,281
 Decrease in accrued
  income taxes                   (329,228)               -
 Increase in other liabilities    142,010             117,207
                            ------------         -----------
Net cash provided by
 operating activities           2,258,202           1,403,652
                            ------------         -----------





Cash flows from investing
 activities:

Proceeds from sales of
 equipment                         16,888                 650
Additions to plant and
 equipment                     (3,644,974)         (1,741,047)
                            ------------         -----------
Net cash used in investing
 activities                    (3,628,086)         (1,740,397)
                            ------------         -----------

Cash flows from financing
 activities:
Proceeds from issuance of
 short term debt                1,000,000           1,000,000
Repayment of short-
 term debt                           -               (775,000)
Repayment of long-
 term debt                        (96,000)               -
Cash dividends paid               (90,300)           (128,069)
Proceeds from sale of
 treasury stock                      -                   -
Purchase of treasury
 stock                           (378,842)            (23,700)
                            ------------         -----------
Net cash provided by
 financing activities:            434,858              73,231
                            ------------         -----------
Net decrease in cash and
 cash equivalents                (935,026)           (263,514)
Cash and cash equivalents
 at beginning of period         2,680,061           2,329,027
                            ------------         -----------
Cash and cash equivalents
 as of end of period            1,745,035           2,065,513
                            ------------         -----------
Supplemental information:
 cash paid during period for:

  Interest                        133,662              59,272
                            ------------         -----------
  Income taxes                    353,790             914,539
                            ------------         -----------









              FORM 10-Q

    HOMASOTE COMPANY AND SUBSIDIARY
    SEPTEMBER 30, 1997
    NOTE # 1
    MANAGEMENT'S ANALYSIS OF MATERIAL CHANGE
    BY QUARTER AS NOTED


RESULTS OF OPERATIONS
     Net sales decreased by 19.4% and 5.5% for the three-month and nine-month periods ended September 30, 1997 as compared to September 30, 1996. While demand remained strong through the third quarter of 1997, production and floor inventories could not keep pace with orders for Homasote products. This was due to the 40% reduction in production capacity brought about by the removal of two production units.

    Cost of sales, as a percentage of sales, were 82.6% and 78.5%, respectively for the three and nine-month periods ended September 30, 1997, as compared to 79.3% and 78.3%, respectively for the three and nine-month periods ended September 30, 1996. These high percentages are attributable to increased overhead due to production inefficiencies, higher maintenance costs on the older equipment and overtime incurred in an effort to meet demand for our product.

    Selling general and administrative expenses, as a percentage of sales, were 23.7% and 25.3%, respectively for the three and nine-month periods ended September 30, 1997, as compared to 19.6% and 21.3%, respectively for the three and nine-month periods ended September 30, 1996. SG&A expenses increased in the areas of salaries, due to the hiring of additional personal for the sales force, advertising, claims for unsatisfactory material and expenses related to acquisition of debt for the new dryer.

     Net earnings decreased from $55,172 to a loss of $220,857 for the three-month periods ended September 30, 1997 and 1996, and decreased from $57,035 to a loss of $386,003, for the nine-month periods ended September 30, 1997 and 1996. These decreases are a result of increases in the cost of sales and selling, general and administrative expenses.

    Interest income increased by 158.4% and 174.9% respectively, for the three and nine month periods ended September 30, 1997, as compared to the same periods ended September 30, 1996, due to the balance being carried in the restricted cash account. Interest expense on debt increased by 173.0% and 125.5%, respectively for the three and nine month periods ended September 30, 1997, as compared to the same periods ended September 30, 1996. This increase in interest expense results from debt incurred with relation to the dryer project.


LIQUIDITY AND CAPITAL RESOURCES
    Capital expenditures for new and improved facilities and equipment, which are financed primarily through debt, were $3.6 million and $1.7 million, respectively for the nine-month periods ended September 30, 1997 and 1996. Capital expenditures are expected to approximate $.5 million for the remaining three (3) months of 1997.
    In November 1995, the Company entered into a contract with a manufacturer for the purchase of a new gas fired board dryer. The entire expansion project will include the dryer, renovations to plant and equipment to install the dryer, rerouting conveyors and rebuilding and replacing molds. Originally scheduled for partial completion in June 1997, the new unit started to produce product in September 1997. On November 1, 1997, a small contained fire broke out on the newly installed Coe dryer. The fire, although having burned for a short period of time, caused severe damage to the rolls at the end of the eight tier dryer. The damaged rolls and other steel components appear to be all stock items and the dryer should be back in production within a four to five week period.

    In November 1996, the Company entered into a loan agreement (the "Agreement") and promissory note with the New Jersey Economic Development Authority (the "Authority"). Under the Agreement, the Authority loaned the Company $4,140,000 out of the proceeds from the issuance of the Authority's Economic Growth Bonds (Greater Mercer County Composite Issue) 1996 Series E (the Bonds) to be used in connection with specified capital expenditures described in the Agreement. Interest is charged at the variable rate of interest due on the Bonds (4.1% at September 30, 1997). In connection with the Agreement, the Authority also entered into a trust indenture with a bank to serve as trustee and tender agent for the loan proceeds. Principal and interest are payable monthly to the trustee in varying amounts through 2006. The funds held by the bank amounted to $601,971 at September 30, 1997 and are classified as a restricted non-current asset in the accompanying 1997 and 1996 consolidated balance sheets. The Company believes these funds will be sufficient to cover its remaining capital expenditure commitments in 1997. The trust indenture is secured in part by the Agreement and by a direct pay Letter of Credit facility issued by another bank in the face amount of $4,209,000. The Letter of Credit facility contains financial and other restrictive covenants including minimum tangible net worth and other financial ratios.
In order to reduce its risks from interest rate fluctuations under the agreement, the Company entered into a five-year interest rate cap agreement with a bank. The agreement entitles the Company to receive, on a monthly basis, the amounts, if any, by which the interest payments on the Bond exceed 4.5% per annum. The aggregate maturities of long-term debt are as follows: 1997, $152,500, 1998, $391,250, 1999, $405,833, 2000, $416,250, 2001, $431,250,
thereafter $2,342,917.




    The Company has a $2.0 million unsecured line of credit agreement with a bank on which interest is charged at the bank's index rate (8.5% at September 30, 1997) less .25%. As of September 30, 1997 there was a balance of $1.0 million outstanding under the line of credit.

INFLATION AND THE ECONOMY
    The Company will continue to maintain a policy of constantly monitoring such factors as demand and costs, and adjusting prices as those factors and the economic condition warrant.

OTHER DEVELOPMENTS
    The Company's primary basic raw material, wastepaper, is generally readily available from two suppliers with which the Company has purchase contracts that expire in 2009. Under the terms of the contracts, the Company is required to make purchases at a minimum price per ton, as defined, or at the prevailing market price, whichever is greater. The contracts do not require minimum quantity purchases by the Company. Paper purchases through nine months of 1997 aggregated approximately $689,000 as compared to $676,000, for the same period of 1996.

    In September 1996, the Company signed an agreement with Weyerhauser Corporation for the joint marketing and distribution of the Company's products.

    In February 1997, the Board of Directors of the Company authorized the retention of a financial advisor to assist in the investigation of alternatives to enhance the value of the Company's common stock to the shareholders. On May 23, 1997, the Board of Directors terminated this effort due to developments with respect to union negotiations.

    On May 22, 1997, an election was conducted by the National Labor Relations Board ("NLRB"), electing Teamsters Local Union No. 701 to be the exclusive bargaining representative for wages, hours and conditions of employment for the hourly employees of the Company. Upon certification of the union by the NLRB, the Company will commence negotiations with the bargaining union to reach a labor contract covering the employees in the bargaining unit. Management does not believe that the unionization of the hourly employees will materially affect the Company's operations.

RECENT ACCOUNTING PRONOUNCEMENTS
    Financial Accounting Standards Board Statement No. 107 "Disclosures about the Fair Value of Financial Instruments", defines the fair value of a financial instrument as the amount which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of the Company's financial instruments at September 30, 1997 approximate fair value because of the short maturity of those instruments and with respect to the Bonds, since their issuance was late in the year 1996.


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

     Earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding during the year, including shares issued for non-cash compensation.
     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. Such statement is not expected to have a significant impact on the Company's consolidated financial statements.


































Part 2

Other information

September 30, 1997
Item 9
Exhibits and reports on form 8-K

(B) Reports on form 8-K - There are no reports on form     8-K filed
for the nine months ended for September 30, 1996.

Other information

All other schedules are omitted, as the required information is
inapplicable or the information is     presented in the consolidated
financial statements or related notes.


Pursuant of the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto authorized.



                             HOMASOTE COMPANY
                             (Registrant)


         11/13/97            Neil F Bacon, Treasurer
           Date              (Chief Financial Officer)

                             (Signature)