Form 10-Q
period 1998-03-31
HOMASOTE CO
filed 1998-05-15
CIK 48165

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by section 13 or 15 of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.     (X)Yes     ( )No

    At March 31, 1998, 348,599 shares of common stock of the registrant were outstanding.




























Results of Operations
                                 Homasote Company and Subsidiary
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                    AND RETAINED EARNINGS
                                         (UNAUDITED)

                                   For the three months
                                           ended
                                         March 31,
                                  1998                1997
                                ---------           ---------

Net sales                     $ 6,523,864         $ 6,730,921
Cost of sales                   4,833,643           4,877,107
                                ---------           ---------
 Gross profit                   1,690,221           1,853,814
Selling, general and
 administrative expenses        1,690,779           1,667,315
                               ---------           ---------
 Operating (loss) income             (558)            186,499

Other income(expense):
 Gain on sale of assets              -                 11,817
 Interest income                   20,520              55,833
 Interest expense                (62,508)            (37,497)
 Other Income                     120,678               9,403
                               ---------           ---------
                                   78,690              39,556
                               ---------           ---------
Earnings before income
 tax expense                      78,132             226,055
 Income tax expense                31,253              97,203
                               ---------           ---------
Net earnings                      46,879             128,852

Retained earnings at
 beginning of period           14,414,271          14,950,349
  Less: cash dividends
  paid of $.12 per share
  in 1997                                -                (45,150)
                              ----------          ----------
Retained earnings at
 end of period               $14,461,150         $15,034,051
                              ==========          ==========
Net earnings per common
 share-basic                      $      0.13         $      0.34
                              ==========          ==========
Common shares outstanding
 (weighted average)               348,701             376,251
                              ==========          ==========

                       Homasote Company and Subsidiary
                        CONSOLIDATED BALANCE SHEETS

ASSETS
                              March 31,          December 31,
                                1998                1997
                            ------------         -----------
                              (UNAUDITED)

CURRENT ASSETS

Cash and cash equivalents    $  1,525,382        $    892,150
Accounts receivable (net
 of allowance for doubtful
 accounts of $58,372 and
 $58,854 in 1998 and 1997,
 respectively)                 2,809,199           2,212,448
Inventories:
 Raw materials                        952,807             916,779
 Work in process                  90,861               8,001
 Finished goods                2,037,284           1,726,209
Refundable income tax            222,578             432,704
Deferred income taxes            119,175             119,175
Prepaid expenses and
 other current assets              82,421             471,087
                             -----------         -----------
 Total current assets           7,839,707           6,778,553
                             -----------         -----------
PROPERTY, PLANT AND
 EQUIPMENT, at cost            37,251,670          36,823,676
Less accumulated
 depreciation                  26,100,076          25,828,964
                             -----------         -----------
Net property, plant and
 equipment                     11,151,594          10,994,712
                             -----------         -----------
OTHER ASSETS
 Deferred income taxes             19,546              19,546
 Restricted cash                  486,435             537,248
 Other assets                   1,771,426           1,807,037
                             -----------         -----------
                             $ 21,268,708        $ 20,137,096
                             ===========         ===========








LIABILITIES AND STOCKHOLDERS' EQUITY

                               March 31,         December 31,
                                 1998               1997
                            ------------         -----------
                             (UNAUDITED)

CURRENT LIABILITIES

Short term debt             $  2,000,000        $  1,000,000
Current installments of
 long-term debt                   397,500             392,500
Accounts payable                1,502,047           1,426,190
Accrued expenses                  672,824             576,533
                             -----------         -----------
Total current liabilities       4,572,371           3,395,223

LONG-TERM DEBT, excluding
 current installments           3,427,500           3,562,500
OTHER LIABILITIES               5,251,131           5,205,064
                             -----------         -----------
Total liabilities              13,251,002          12,162,787
                             -----------         -----------
STOCKHOLDERS' EQUITY

Common stock, par value $.20
 per share;authorized
 1,500,000 shares;
 issued 863,995 shares in
 1998 and 1997                        172,799             172,799
Additional paid-in capital        898,036             898,036
Retained earnings             14,461,150          14,414,271
                             -----------         -----------
                               15,531,985          15,485,106
Less cost of common shares in
 treasury - 515,396 shares in
 1998, and 515,194 shares in
 1997                          7,514,279           7,510,797
                             -----------         -----------
Total stockholders' equity      8,017,706           7,974,309
                             -----------         -----------
                             $ 21,268,708        $ 20,137,096
                             ===========         ===========






                            Homasote Company and Subsidiary
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTHS ENDED MARCH 31,
                                    (UNAUDITED)

                                    1998              1997
                                -----------       -----------

Cash flows from operating
 activities:
Net earnings                     $    46,879         $   128,852
Adjustments to reconcile net
 earnings to net cash provided
 by operating activities:
Depreciation and amortization        271,112             268,929
Gain on disposal of fixed assets        -                (10,888)
Changes in assets and Liabilities:
Increase in accounts
 receivable,(net)                   (596,751)           (774,572)
Increase in inventories             (429,963)           (246,591)
Decrease in other assets              12,000              25,785
Decrease in refundable income taxes  210,126                -
Decrease in restricted cash           50,813             504,999
Decrease in prepaid expenses
 and other current assets            388,666             195,837
Increase(Decrease) in accounts
 payable                             75,857            (288,775)
Increase in accrued expenses         96,291              43,313
Decrease in accrued income taxes       -               (134,083)
Increase in other liabilities         46,067              49,971
                                  ---------          ----------
Net cash provided by (used in)
 operating activities                171,097            (237,223)
                                  ----------         ----------

Cash flows from investing
 activities:

Proceeds from sale of
 equipment                              -                 10,888
Additions to plant and
 equipment                          (427,994)           (818,795)
                                 ----------          ----------

Net cash used in investing
 activities                         (427,994)           (807,907)
                                 ----------          ----------




Cash flows from financing
 activities:

Proceeds from issuance of
 short-term debt                   1,000,000                -
Repayment of short-term debt        (130,000)               -
Cash dividends paid                     -                (45,150)
Proceeds from sale of treasury
 stock                               58,650                -
Purchase of treasury stock           (62,132)               -
Debt acquisition costs               23,611                -
                                 ----------           ---------
Net cash provided by (used
 in) by financing activities:        890,129             (45,150)
                                 ----------           ---------
Net increase(decrease) in cash
 and cash equivalents                633,232          (1,090,280)
Cash and cash equivalents
 at beginning of year                892,150           2,680,061
                                 ----------          ----------
Cash and cash equivalents
 at end of year                  $ 1,525,382         $ 1,589,781
                                 ==========          ==========
Supplemental disclosures of
 cash flow information:

 Cash paid during the years for:

  Interest                       $    62,508         $    37,497
                                 ----------          ----------
  Income taxes                   $      -            $   240,515
                                 ----------          ----------





















     NOTES TO UNAUDITED FINANCIAL STATEMENTS FOR THE PERIOD ENDED
     MARCH 31, 1998

Note 1. The consolidated financial data as of March 31, 1998 and 1997 and for the three month periods ended March 31, 1998 and 1997 includes, in the opinion of management, all adjustments (none of which were non-recurring) necessary for a fair presentation of such periods. The consolidated financial data for the three months ended March 31, 1998 is not necessarily indicative of the results of operations that might be expected for the entire year ending December 31, 1998.

Note 2. At March 31, 1998, the Company was not in compliance with a financial covenant, related to its credit facility, and on May 13, 1998, the Company received a waiver of such noncompliance from the bank. Management believes the company will be in compliance for the balance of 1998.




































                   FORM 10-Q
           HOMASOTE COMPANY AND SUBSIDIARY
                  March 31, 1998
                     NOTE # 1

Management's discussion and analysis of results of operations.

RESULTS OF OPERATIONS
     Net sales for the three-month period ended March 31, 1998 of $6,523,864, decreased by $207,057, or 3.1%, when compared to net sales of $6,730,921 for the three-month period ended March 31, 1997. Net income decreased to $46,879 for the three-month period ended March 31, 1998, from $128,852 for the three month period ended March 31, 1997. Management believes the decrease in net sales to be a result of weather effects of El Nino across the North
American continent, and the decrease in net income to be a result of lower sales and the other factors discussed in the following paragraphs.
     The cost of sales as a percentage of sales, was 74.1% for the three-month period ended March 31, 1998, as compared to 72.5% for the three-month period ended March 31, 1997. This increase in the cost of sales as a percentage of sales is attributable to increased overhead due to production inefficiencies, repairs to the new dryer, higher maintenance costs on the older equipment, and overtime incurred in an effort to meet demand for the Company's product.
    Selling, general and administrative expenses as a percentage of sales were 25.9% in 1998 as compared to 24.8% in 1997. Selling general and administrative expenses increased in the areas of salaries, due to the hiring of additional personnel for the sales force, advertising, and claims for unsatisfactory material.
    Interest income decreased to $20,520 for the three-month period ended March 31, 1998, as compared to $65,236 for the three month period ended March 31, 1997, due primarily to a decreased average balance of funds available for investment.
    Interest expense on debt increased to $62,508 for the three-month period ended March 31, 1998, as compared to $37,497 for the three-month period ended March 31, 1997 due to debt incurred with relation to the dryer project.
     Other income increased by $111,275, for the period ended March
31, 1998, as compared to the three month period ended March 31, 1997, primarily as a result of the receipt of $100,000 of business interruption insurance proceeds.











    The Company installed a new dryer that was originally scheduled for partial completion in June 1997, but was placed into modified production during the last week of September 1997 for an initial shakedown period in order to surface potential operating problems. However, on November 1, 1997, a fire occurred in the new dryer, causing severe damage to the rolls, insulation and other structural steel components, rendering it inoperable and resulting in an interruption of the Company's anticipated productivity of its major product line, which adversely affected revenues and profitability. The dryer was placed in a temporary state of repair and production resumed on January 12, 1998. On January 30, 1998, there was another fire in the new dryer that was restricted to an area at the end of the dryer. The damage was repaired in a short period of time with a resumption of production on February 9, 1998. The new dryer is producing at a level of 40% of its anticipated production capability, which level is equivalent to the Company's previous capacity in running five units.
    Management believes that insurance will cover substantially all of the Company's property and business losses relating to the fires. However, the Company may incur costs as a result of the fires which will not be covered by insurance. Management is unable to estimate at this time the magnitude of such costs. The insurance claims process is lengthy, and its outcome cannot be predicted with certainty.
    Based on its present assessment of the situation, management believes that the fires have had an adverse effect on the Company's financial position and operating results which can be expected to continue well into 1998. The Company believes that recovery under its business interruption policy, when finally received, should provide the wherewithal to cover the substantial portion of lost revenues.

LIQUIDITY AND CAPITAL RESOURCES
     Working capital was $3,267,336 at March 31, 1998, as compared to $3,383,330 at March 31, 1997, a decrease of $115,994. This decrease was primarily a result of an increase in short-term borrowing at March 31,1998, which was only partially offset by the increase in receivables and inventory.
    Cash flows from operating activities and bank borrowings are the primary sources of liquidity. Net cash provided by operating activities amounted to $0.2 million in 1998 and $(0.2) million used in 1997.
    Capital expenditures for new and improved facilities and equipment, which are financed primarily through internally generated funds and debt, were $0.4 million in 1998 and $0.8 million in 1997. The Company has estimated capital expenditures for the remaining nine (9) months of 1998 in the amount of $0.5 million. Such amounts may be revised based on the timing of receipts of payments or settlements from its insurance carrier on the fire loss described under "Results of Operations".
    Cash flows from financing activities increased from $0.0 million in 1997 to $1.0 million in 1998, as a result of proceeds of short-term debt.

    In November 1996, the Company entered into a loan agreement (the "Agreement") and promissory note with the New Jersey Economic Development Authority (the "Authority"). Under the Agreement, the Authority loaned the Company $4,140,000 out of the proceeds from the issuance of the Authority's Economic Growth Bonds (Greater Mercer County Composite Issue) 1996 Series E (the Bonds) to be used in connection with specified capital expenditures described in the Agreement. Interest is charged at the variable rate of interest due on the Bonds (3.4% at March 31, 1998).
    In connection with the Agreement, the Authority also entered into a trust indenture with a bank to serve as trustee and tender agent for the loan proceeds. Principal and interest are payable monthly to the trustee in varying amounts through 2006. The funds are held by the bank amounted to $486,435 at March 31, 1998, and is classified as a restricted non-current asset in the accompanying consolidated balance sheets. The Company believes these funds will be sufficient to cover its remaining capital expenditure commitments in 1998.
    The trust indenture is secured in part by the Agreement and by a direct pay Letter of Credit facility issued by another bank in the face amount of $4,209,000. The Letter of Credit facility contains financial and other restrictive covenants including minimum tangible net worth and other financial ratios. At December 31, 1997, the Company was not in compliance with a financial covenant and, on March 19, 1998, the Company received a waiver of such noncompliance from the bank. Additionally, on March 19, 1998, the bank amended certain covenants prospectively. At March 31, 1998, the Company was not in compliance with a financial covenant and, on May 13, 1998, the Company received a waiver of such noncompliance from the bank. Management believes the company will be in compliance for the balance of 1998.
    The Company has a $2.0 million unsecured demand note line of credit agreement with a bank which has no specific expiration date but is cancelable by the bank at any time. Interest is charged at the bank's index rate (8.5% at March 31, 1998) less 0.25%. As of March 31, 1998, $2.0 million was outstanding under the line of credit. Management believes that cash flows from operations coupled with its bank credit facilities are adequate for the Company to meet its obligations.
     Additionally, the Company has incurred approximately $500,000 of labor costs, which were capitalized, related to the dryer fire, which were later reimbursed by its insurance company.

INFLATION AND THE ECONOMY
    The Company will continue to maintain a policy of constantly monitoring such factors as demand and costs, and adjusting prices as those factors and the economic condition warrant.







OTHER DEVELOPMENTS
    During 1994, demand for wastepaper, the primary raw material for the Company's products, surpassed the supply for the first time. This situation was due primarily to demand by new industries created to handle the volume of wastepaper generated by mandated municipal recycling, and as a result, effective in September 1994, the Company entered into purchase agreement contracts to purchase readily available wastepaper from two suppliers. Under the terms of the contracts, the Company is required to make purchases at a minimum price per ton, as defined, or at the prevailing market price, whichever is greater. The contracts do not require minimum quantity purchases by the Company. Purchases in 1998 and 1997 aggregated approximately $231,000 and $923,000, respectively. The contracts expire in 2009.
    In September 1996, the Company signed an agreement with Weyerhaeuser Corporation for the joint marketing and distribution of the Company's products.
    On February 21, 1997, the Board of Directors of the Company authorized the retention of a financial advisor to assist in the investigation of alternatives to enhance the value of the Company's common stock to the shareholders. On May 23, 1997, the Board of Directors terminated this effort due to developments with respect to union negotiations.
    On May 22, 1997, an election was conducted by the National Labor Relations Board ("NLRB"), electing Teamsters Local Union No. 701 to be the exclusive bargaining representative for wages, hours and conditions of employment for the hourly employees of the Company. Negotiations have commenced with the bargaining unit to reach a labor contract covering the employees in the bargaining unit. Management does not believe that the unionization of the hourly employees will materially affect the Company's financial position or results of operations.
    During the normal course of business, the Company is from time to time involved in various claims and legal actions. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

YEAR 2000
    The Company is conducting a review of its computer systems to identify the systems that could be affected by the Year 2000 issue. The Company is developing an implementation plan to resolve this issue. Management presently believes that with modifications to existing software, and conversions to new software for certain applications, the Year 2000 matter will not pose a significant operational problem for the Company. Management expects its implementation plans to be completed on a timely basis.







         Part 2

         OTHER INFORMATION

         March 31, 1998
         ITEM 9


         EXHIBITS AND REPORTS ON FORM 8-K

         (b) Reports on Form 8-K - There are no reports on Form
         8-K filed for the three months ended March 31, 1998.


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

                                  HOMASOTE COMPANY
                                  (Registrant)

         5/14/98                  Neil F Bacon, Treasurer
           Date                   (Chief Financial Officer)

                                  (Signature)