Form 10-Q
period 1998-06-30
HOMASOTE CO
filed 1998-08-19
CIK 48165

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by section 13 or 15 of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.     (X)Yes     ( )No

    At June 30, 1998, 348,599 shares of common stock of the registrant were outstanding.



























Results of Operations
                                 Homasote Company and Subsidiary
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                    AND RETAINED EARNINGS
                                         (UNAUDITED)

                   For the three months     For the six months
                          ended                    ended
                         June 30,                 June 30,
                      1998        1997       1998        1997
                    ---------   ---------  ----------  ----------

Net sales           5,645,907   6,176,748  12,169,771  12,907,669
Cost of sales       4,361,109   5,007,087   9,194,752   9,884,194
                    ---------   ---------  ----------  ----------
 Gross profit       1,284,798   1,169,661   2,975,019   3,023,475
Selling, general
 and administrative
 expenses           1,547,097   1,686,335   3,237,876   3,353,650
                   ---------   ---------  ----------  ----------
 Operating loss      (262,299)   (516,674)   (262,857)   (330,175)

Other income(expense):
 Interest income       20,206      42,170      40,726      98,004
 Interest expense     (78,885)    (40,951)   (141,393)    (78,449)
 Other income           6,737      14,156     127,415      35,376
                   ---------   ---------  ----------  ----------
Loss before
 income taxes        (314,241)   (501,299)   (236,109)   (275,244)
Income tax benefit   (125,696)   (200,519)    (94,443)   (110,097)
                   ---------   ---------  ----------   ---------
Net loss             (188,545)   (300,780)   (141,666)   (165,147)
Retained earnings
 at beginning of
  period           14,461,150  15,040,832  14,414,271   14,950,349
 Less cash
  dividends paid
  ($.24 per share
  in 1997).              -        (45,150)       -         (90,300)
                  ----------  ----------  ----------   ----------
Retained earnings
 at end of period  14,272,605  14,694,902  14,272,605   14,694,902
                  ==========  ==========  ==========   ==========
Net loss per common
 share - basic          (0.54)      (0.80)      (0.41)       (0.44)
Common shares
 outstanding
 (weighted average)   348,599     375,855     348,657      376,081

See accompanying notes to Financial Statements.

                       Homasote Company and Subsidiary
                        CONSOLIDATED BALANCE SHEETS


ASSETS
                              June 30,           December 31,
                                1998                1997
                            ------------         -----------
                             (UNAUDITED)

CURRENT ASSETS

Cash and cash equivalents    $  1,563,386       $     892,150
Accounts receivable (net
 of allowance for doubtful
 accounts of $60,362 and
 $58,854 in 1998 and 1997,
 respectively)                 1,914,019           2,212,448
Inventories                    3,686,217           2,650,989
Refundable income tax             348,274             432,704
Deferred income taxes            119,175             119,175
Prepaid expenses and
 other current assets              49,046             471,087
                            ------------         -----------
Total current assets         $  7,680,117       $   6,778,553
                            ------------         -----------
PROPERTY, PLANT AND
 EQUIPMENT, at cost            37,625,595          36,823,676
Less accumulated
 depreciation                  26,371,189          25,828,964
                            ------------         -----------
Net property plant and
 equipment                     11,254,406          10,994,712
                            ------------         -----------
OTHER ASSETS
 Deferred income taxes                 19,546              19,546
 Restricted cash                  159,384             537,248
 Other assets                   1,747,816           1,807,037
                            ------------         -----------
                             $ 20,861,269       $  20,137,096
                            ============         ===========










LIABILITIES AND STOCKHOLDERS' EQUITY

                               June 30,          December 31,
                                 1998               1997
                            ------------         -----------
                             (UNAUDITED)

CURRENT LIABILITIES

Short-term debt              $  2,000,000       $   1,000,000
Current installments of
 long-term debt                   401,250             392,500
Accounts payable                1,357,378           1,426,190
Accrued expenses                  624,884             576,533
                            ------------         -----------
Total current liabilities       4,383,512           3,395,223

LONG-TERM DEBT, excluding
 current installments           3,358,750           3,562,500
OTHER LIABILITIES               5,289,846           5,205,064
                            ------------         -----------
Total liabilities              13,032,108          12,162,787
                            ------------         -----------
STOCKHOLDERS' EQUITY

Common stock, par value $.20
 per share;authorized
 1,500,000 shares;
 issued 863,995 shares in
 1998 and 1997.                   172,799             172,799
Additional paid-in capital        898,036             898,036
Retained earnings              14,272,605          14,414,271
                            ------------         -----------
                               15,343,440          15,485,106
Less cost of common shares
 in treasury - 515,396
 shares in 1998, 515,194
 shares in 1997.                7,514,279           7,510,797
                            ------------         -----------
Total stockholders' equity      7,829,161           7,974,309
                            ------------         -----------
                             $ 20,861,269       $  20,137,096
                            ============         ===========

See accompanying notes to Financial Statements.





                            Homasote Company and Subsidiary
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE SIX MONTHS ENDED JUNE 30,
                                      (UNAUDITED)

                                    1998              1997
                                -----------       -----------


Cash flows from operating
 activities:
Net loss                         $  (141,666)        $  (165,147)
Adjustments to reconcile net
 loss to net cash provided
 by operating activities:
Depreciation and amortization        589,445             582,611
Gain on disposal of
 fixed assets                           -                (11,487)
Changes in assets and liabilities:
Decrease (increase) in accounts
 receivable, net                     298,429            (278,732)
Increase in inventories           (1,035,228)           (266,056)
Decrease in other assets                  12,001                -
Decrease (increase) in
 refundable income taxes                  84,430            (247,154)
Decrease in restricted cash          377,864           2,119,130
Decrease (increase) in prepaid
 expenses and other current assets   422,041             (91,390)
(Decrease) increase in
 accounts payable                    (68,812)          1,425,188
Increase in accrued expenses         48,351             108,284
Decrease in accrued income taxes       -               (329,228)
Increase in other liabilities         84,782              93,442
                                 ----------          ----------
Net cash provided by
 operating activities                671,637           2,939,461
                                 ----------          ----------

Cash flows from investing
 activities:

Proceeds from sale of
 equipment                              -                 16,888

Capital expenditures                (801,919)         (2,944,842)
                                 ----------          ----------
Net cash used in investing
 activities                         (801,919)         (2,927,954)
                                 ----------          ----------

Cash flows from financing
 activities:

Proceeds from issuance of
 short-term debt                   1,000,000                -
Repayment of long-term debt         (195,000)            (24,000)
Cash dividends paid                     -                (90,300)
Proceeds from sale of
 treasury stock                       58,650                -
Purchase of treasury stock           (62,132)            (19,602)
                                 ----------           ---------
Net cash provided by (used in)
 financing activities:               801,518            (133,902)
                                 ----------           ---------
Net increase (decrease) in
 cash and cash equivalents           671,236            (122,395)
Cash and cash equivalents
 at beginning of period              892,150           2,680,061
                                 ----------          ----------
Cash and cash equivalents
 at end of period                $ 1,563,386         $ 2,557,666
                                 ==========          ==========
Supplemental disclosures of
 cash flow information:

 Cash paid during the years for:

  Interest                       $    78,884         $    78,449
                                 ----------          ----------
  Income taxes                   $      -            $   353,015
                                 ----------          ----------

See accompanying notes to Financial Statements.




















NOTES TO UNAUDITED FINANCIAL STATEMENTS FOR THE PERIOD ENDED
JUNE 30, 1998

Note 1. The consolidated financial data as of June 30, 1998 and December 31, 1997 and for the three and six-month periods ended June 30, 1998 and 1997 includes, in the opinion of management, all adjustments (none of which were non-
         recurring) necessary for a fair presentation of such periods. The consolidated financial data for the six months ended June 30, 1998 is not necessarily indicative of the results of operations that might be expected for the entire year ending December 31, 1998.

Note 2. At June 30, 1998 the Company was not in compliance with two financial covenants, related to its credit facility, and on August 12, 1998, the Company received a waiver of such noncompliance from the bank. Management believes that the Company will be in compliance with the agreement for the balance of 1998.

Note 3.  INVENTORIES
        The following are the major classes of inventories as of June 30, 1998 and December 31, 1997:

                                       1998           1997

              Finished goods.......$2,811,434     $ 7,726,209
              Work in process......    73,786           8,001
              Raw materials........   800,997         916,779
                                    3,686,217       2,650,989

        Inventories include the cost of materials, direct labor and manufacturing overhead.





















                    FORM 10-Q
           HOMASOTE COMPANY AND SUBSIDIARY
                  June 30, 1998

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    The following discussion and analysis contains certain forward-looking statements. These forward-looking statements do not constitute facts and involve risks and uncertainties. Actual results could differ materially from those referred to in the forward-looking statements due to a number of factors, some of which have been set forth in such discussion and analysis.

Management's analysis of material change by quarter as noted

RESULTS OF OPERATIONS
     Net sales decreased by 5.7% for the six-month period ended June 30, 1998 as compared to June 30, 1997, while net sales decreased 8.6% for the three-month period ended June 30, 1998, as compared to the same period ended June 30, 1997. Management believes the decrease in net sales to be a result of weather effects of El Nino across the North American continent, the General Motors strike and the economic situation in the Far East. The decrease in net income is a result of lower sales and other factors discussed in the following paragraphs.

    Cost of sales, as a percentage of sales, were 77.2% and 81.1%, respectively, for the three month period ended June 30, 1998 and 1997, and 75.6% and 76.6%, respectively, for the six month period ended June 30, 1998 and 1997. These percentage decreases in the cost of sales as a percentage of sales are attributable to increase in production due to the new dryer, as compared to last year, offset by increases in labor costs.

    Selling general and administrative expenses, as a percentage of sales, were 27.4% and 26.6%, respectively, for the three and six-month periods ended June 30, 1998, as compared to 27.3% and 26.0%, respectively, for the three and six-month periods ended June 30, 1997. Selling general and administrative expenses increased primarily in the areas of salaries, due to the hiring of additional personnel for the sales force and advertising.

    Interest income decreased by 52.1% and 58.4%, respectively, for the three and six month periods ended June 30, 1998, as compared to the same periods ended June 30, 1997, due primarily to a decreased average balance of funds available for investment.

     Interest expense on debt increased by 92.6% and 80.2%, respectively, for the three and six month periods ended June 30, 1998, as compared to the same periods ended June 30, 1997, due to debt incurred in relation to the dryer project.



     Other income increased by $92,039, for the six-month period ended June 30, 1998, as compared to the six-month period ended June 30, 1997, primarily as a result of the receipt of $100,000 of business interruption insurance proceeds. Other income declined $7,419 for the three month period ended June 30, 1998 as compared to the corresponding period 1997.

    The Company installed a new dryer that was originally scheduled for partial completion in June 1997, but was placed into modified production during the last week of September 1997 for an initial shakedown period in order to surface potential operating problems. However, on November 1, 1997, a fire occurred in the new dryer, causing severe damage to the rolls, insulation and other structural steel components, rendering it inoperable and resulting in an interruption of the Company's anticipated productivity of its major product line, which adversely affected revenues and profitability. The dryer was placed in a temporary state of repair and production resumed on January 12, 1998. On January 30, 1998, there was another fire in the new dryer that was restricted to an area at the end of the dryer. The damage was repaired in a short period of time with a resumption of production on February 9, 1998. The new dryer is producing at a level of 40% of its anticipated production capability, which level is equivalent to the Company's previous capacity in running five units.
    Management believes that insurance will cover substantially all of the Company's property and business losses relating to the fires. However, the Company may incur costs as a result of the fires which will not be covered by insurance. Management is unable to estimate at this time the magnitude of such costs. The insurance claims process is lengthy, and its outcome cannot be predicted with certainty.
    Based on its present assessment of the situation, management believes that the fires have had an adverse effect on the Company's financial position and operating results which can be expected to continue throughout 1998. The Company believes that recovery under its business interruption policy, of which $100,000 has already been received, should provide the wherewithal to cover the substantial portion of lost revenues.


LIQUIDITY AND CAPITAL RESOURCES
     Working capital was $3,296,605 at June 30, 1998, as compared to $3,383,330 at December 31, 1997, a decrease of $86,725. This decrease was primarily a result of an increase in short-term borrowing at June 30, 1998, which was only partially offset by the increase in inventory.
    Cash flows from operating activities and bank borrowings are the primary sources of liquidity. Net cash provided by operating activities amounted to $0.7 million in 1998 and $2.9 in 1997.
    Capital expenditures for new and improved facilities and equipment, which are financed primarily through internally generated funds and debt, were $0.8 million in 1998 and $2.9 million in 1997. The Company has estimated capital expenditures for the remaining six (6) months of 1998 in the amount of $0.75 million. Such amounts may be revised based on the timing of receipts of payments or settlements from its insurance carrier on the fire loss described under "Results of Operations".
    Cash flows from financing activities increased from $0.1 million in 1997 to $0.8 million in 1998, as a result of proceeds of short-term debt.
    In November 1996, the Company entered into a loan agreement (the "Agreement") and promissory note with the New Jersey Economic Development Authority (the "Authority"). Under the Agreement, the Authority loaned the Company $4,140,000 out of the proceeds from the issuance of the Authority's Economic Growth Bonds (Greater Mercer County Composite Issue) 1996 Series E (the Bonds) to be used in connection with specified capital expenditures described in the Agreement. Interest is charged at the variable rate of interest due on the Bonds (3.25% at June 30, 1998).
    In connection with the Agreement, the Authority also entered into a trust indenture with a bank to serve as trustee and tender agent for the loan proceeds. Principal and interest are payable monthly to the trustee in varying amounts through 2006. The funds held by the bank amounted to $159,384 at June 30, 1998, and are classified as a restricted non-current asset in the accompanying consolidated balance sheets. The Company believes these funds will be sufficient to cover its remaining capital expenditure commitments in 1998.
    The trust indenture is secured in part by the Agreement and by a direct pay Letter of Credit facility issued by another bank in the face amount of $4,209,000. The Letter of Credit facility contains financial and other restrictive covenants including minimum tangible net worth and other financial ratios. At June 30, 1998, the Company was not in compliance with two financial covenants and, on August 12, 1998, the Company received a waiver of such noncompliance from the bank. Although, there no assurances, Management believes that the Company will be in compliance with the agreement for the balance of 1998.

    The Company has a $2.0 million unsecured demand note line of credit agreement with a bank which has no specific expiration date but is cancelable by the bank at any time. Interest is charged at the bank's index rate (8.5% at June 30, 1998) less 0.25%. As of June 30, 1998, $2.0 million was outstanding under the line of credit. Management believes that cash flows from operations coupled with its bank credit facilities are adequate for the Company to meet its obligations.
     Additionally, the Company has incurred approximately $500,000 of labor costs, which were capitalized, related to the dryer fire, which were later reimbursed by its insurance company.


INFLATION AND THE ECONOMY
    The Company will continue to maintain a policy of constantly monitoring such factors as demand and costs, and adjusting prices as those factors and the economic conditions warrant.





OTHER DEVELOPMENTS
    During 1994, demand for wastepaper, the primary raw material for the Company's products, surpassed the supply for the first time. This situation was due primarily to demand by new industries created to handle the volume of wastepaper generated by mandated municipal recycling, and as a result, effective in September 1994, the Company entered into purchase agreement contracts to purchase readily available wastepaper from two suppliers. Under the terms of the contracts, the Company is required to make purchases at a minimum price per ton, as defined, or at the prevailing market price, whichever is greater. The contracts do not require minimum quantity purchases by the Company. Purchases in 1998 and 1997 aggregated approximately $515,000 and $923,000, respectively. The contracts expire in 2009.
    In September 1996, the Company signed an agreement with Weyerhaeuser Corporation for the joint marketing and distribution of the Company's products.
    On February 21, 1997, the Board of Directors of the Company authorized the retention of a financial advisor to assist in the investigation of alternatives to enhance the value of the Company's common stock to the shareholders. On May 23, 1997, the Board of Directors terminated this effort due to developments with respect to union negotiations.
    On May 22, 1997, an election was conducted by the National Labor Relations Board ("NLRB"), electing Teamsters Local Union No. 701 to be the exclusive bargaining representative for wages, hours and conditions of employment for the hourly employees of the Company. Negotiations have been ongoing with the bargaining unit to reach a labor contract covering the employees in the bargaining unit. Management does not believe that the unionization of the hourly employees will materially affect the Company's financial position or results of operations.
    During the normal course of business, the Company is from time to time involved in various claims and legal actions. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.


YEAR 2000
    The Company has conducted a review of its computer systems to identify the systems that could be affected by the Year 2000 issue. The Company has developed an implementation plan to resolve this issue. Management presently believes that with modifications to existing software, and conversions to new software for certain applications, the Year 2000 matter will not pose a significant operational problem for the Company. Management expects its implementation plans to be completed on a timely basis without material expenditures for the Company.





         Part 2

         OTHER INFORMATION

         June 30, 1998
         ITEM 9


         EXHIBITS AND REPORTS ON FORM 8-K

         (b) Reports on Form 8-K - There are no reports on Form
         8-K filed for the six months ended June 30, 1998.


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

                                  HOMASOTE COMPANY
                                  (Registrant)

         8/13/98                  Neil F Bacon, Treasurer
           Date                   (Chief Financial Officer)

                                  (Signature)