Form 10-Q
period 1998-09-30
HOMASOTE CO
filed 1998-12-10
CIK 48165

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by section 13 or 15 of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.     (X)Yes     ( )No

    At September 30, 1998, 348,599 shares of common stock of the registrant were outstanding.



























Results of Operations
                                 Homasote Company and Subsidiary
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                    AND RETAINED EARNINGS
                                         (UNAUDITED)

                   For the three months     For the nine months
                          ended                    ended
                      September 30              September 30,
                      1998        1997       1998        1997
                    ---------   ---------  ----------  ----------

Net sales           6,179,688   6,003,206  18,349,459  18,910,875
Cost of sales       4,808,355   4,960,544  14,003,107  14,844,738
                    ---------   ---------  ----------  ----------
 Gross profit       1,371,333   1,042,662   4,346,352   4,066,137
Selling, general
 and administrative
 expenses           1,627,934   1,422,003   4,865,810   4,775,653
                   ---------   ---------  ----------  ----------
 Operating loss      (256,601)   (379,341)   (519,458)   (709,516)

Other income(expense):
 Interest income       16,812      63,679      57,537     184,087
 Interest expense     (74,064)    (55,213)   (215,456)   (133,662)
 Other income          13,352       2,781     140,767      15,752
                   ---------   ---------  ----------  ----------
Loss before
 income taxes        (300,501)   (368,094)   (536,610)   (643,339)
Income tax benefit   (120,200)   (147,238)   (214,644)   (257,336)
                   ---------   ---------  ----------   ---------
Net loss             (180,301)   (220,856)   (321,966)   (386,003)
Retained earnings
 at beginning of
  period           14,272,606  14,694,902  14,414,271   14,950,349
 Less cash
  dividends paid
  ($.24 per share
  in 1997).              -           -           -         (90,300)
                  ----------  ----------  ----------   ----------
Retained earnings
 at end of period  14,092,305  14,474,046  14,092,305   14,474,046
                  ==========  ==========  ==========   ==========
Net loss per common
 share - basic          (0.52)      (0.62)      (0.92)       (1.05)
Common shares
 outstanding
 (weighted average)   348,599     358,507     348,640      369,154

See accompanying notes to Financial Statements.

                       Homasote Company and Subsidiary
                        CONSOLIDATED BALANCE SHEETS


ASSETS
                             September 30,       December 31,
                                1998                1997
                            ------------         -----------
                             (UNAUDITED)

CURRENT ASSETS

Cash and cash equivalents    $  1,124,636       $     892,150
Accounts receivable (net
 of allowance for doubtful
 accounts of $60,301 and
 $58,854 in 1998 and 1997,
 respectively)                 2,248,421           2,212,448
Inventories                    3,639,110           2,650,989
Refundable income tax             468,597             432,704
Deferred income taxes            119,175             119,175
Prepaid expenses and
 other current assets              54,361             471,087
                            ------------         -----------
Total current assets         $  7,654,300       $   6,778,553
                            ------------         -----------
PROPERTY, PLANT AND
 EQUIPMENT, at cost            37,852,382          36,823,676
Less accumulated
 depreciation                  26,609,118          25,828,964
                            ------------         -----------
Net property plant and
 equipment                     11,243,264          10,994,712
                            ------------         -----------
OTHER ASSETS
 Deferred income taxes                 19,546              19,546
 Debt acquisition costs (net)          92,150             162,980
 Restricted cash                  162,207             537,248
 Other assets                   1,632,057           1,644,057
                            ------------         -----------
                             $ 20,803,524       $  20,137,096
                            ============         ===========









LIABILITIES AND STOCKHOLDERS' EQUITY

                             September 30,       December 31,
                                 1998               1997
                            ------------         -----------
                             (UNAUDITED)

CURRENT LIABILITIES

Short-term debt              $  2,000,000       $   1,000,000
Current installments of
 long-term debt                 3,630,000             392,500
Accounts payable                1,510,797           1,426,190
Accrued expenses                  684,437             576,533
                            ------------         -----------
Total current liabilities       7,825,234           3,395,223

LONG-TERM DEBT, excluding
 current installments               0               3,562,500
OTHER LIABILITIES               5,329,429           5,205,064
                            ------------         -----------
Total liabilities              13,154,663          12,162,787
                            ------------         -----------
STOCKHOLDERS' EQUITY

Common stock, par value $.20
 per share;authorized
 1,500,000 shares;
 issued 863,995 shares in
 1998 and 1997.                   172,799             172,799
Additional paid-in capital        898,036             898,036
Retained earnings              14,092,305          14,414,271
                            ------------         -----------
                               15,163,140          15,485,106
Less cost of common shares
 in treasury - 515,396
 shares in 1998, 515,194
 shares in 1997.                7,514,279           7,510,797
                            ------------         -----------
Total stockholders' equity      7,648,861           7,974,309
                            ------------         -----------
                             $ 20,803,524       $  20,137,096
                            ============         ===========

See accompanying notes to Financial Statements.




                            Homasote Company and Subsidiary
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                      (UNAUDITED)

                                    1998              1997
                                -----------       -----------


Cash flows from operating
 activities:
Net loss                         $  (321,966)        $  (386,003)
Adjustments to reconcile net
 loss to net cash provided
 by operating activities:
Depreciation and amortization        813,430             803,519
Gain on disposal of fixed assets      (4,061)            (11,487)
Changes in assets and liabilities:
Increase in accounts
 receivable, net                     (35,973)           (368,606)
(Increase) decrease in inventories  (988,121)            303,156
Increase in refundable
 income taxes                       (35,893)           (395,168)
Decrease in other assets                  82,830              62,927
Decrease in restricted cash          375,041           2,355,402
Decrease (increase) in prepaid
 expenses and other current assets       416,726             (11,776)
Increase in accounts payable          84,607              99,001
Increase (decrease) in accrued
 expenses                                107,904              (5,545)
Decrease in accrued income taxes       -               (329,228)
Increase in other liabilities        124,365             142,010
                                 ----------          ----------
Net cash provided by
 operating activities                618,889           2,258,202
                                 ----------          ----------

Cash flows from investing
 activities:

Proceeds from sale of
 equipment                             6,100              16,888

Capital expenditures              (1,064,021)         (3,644,974)
                                 ----------          ----------
Net cash used in investing
 activities                       (1,057,921)         (3,628,086)
                                 ----------          ----------



Cash flows from financing
 activities:

Proceeds from issuance of
 short-term debt                   1,000,000           1,000,000
Repayment of debt                  (325,000)            (96,000)
Cash dividends paid                     -                (90,300)
Proceeds from sale of
 treasury stock                       58,650                -
Purchase of treasury stock           (62,132)           (378,842)
                                 ----------           ---------
Net cash provided by
 financing activities:               671,518             434,858
                                 ----------           ---------
Net increase (decrease) in
 cash and cash equivalents           232,486            (935,026)
Cash and cash equivalents
 at beginning of period              892,150           2,680,061
                                 ----------          ----------
Cash and cash equivalents
 at end of period                $ 1,124,636         $ 1,745,035
                                 ==========          ==========
Supplemental disclosures of
 cash flow information:

 Cash paid during the years for:

  Interest                       $   201,149         $   133,662
                                 ----------          ----------
  Income taxes                   $     2,169         $   353,790
                                 ----------          ----------

See accompanying notes to Financial Statements.




















NOTES TO UNAUDITED FINANCIAL STATEMENTS FOR THE PERIOD ENDED
SEPTEMBER 30, 1998

Note 1. The consolidated financial data as of September 30, 1998 for the three and nine-month periods ended September 30, 1998 and 1997 includes, in the opinion of management, all adjustments (none of which were non-recurring) necessary for a fair presentation of such periods. The consolidated financial data for the nine months ended September 30, 1998 is not necessarily indicative of the results of operations that might be expected for the entire year ending December 31, 1998.

Note 2. At September 30, 1998, the Company was not in compliance with certain financial covenants under its credit facility, related to the bond issue for the Coe dryer. On November 16, 1998, the Company received a waiver of such noncompliance from the bank. The Company does not expect to be able to be in compliance with the existing financial covenants at or for the year ending December 31, 1998 and, as a result has reclassified its long-term debt at September 30, 1998 of approximately $3,226,250 to current liabilities. Negotiations with the Company's bank are currently underway, to modify the financial covenants in certain respects to levels that are believed by management to be realistic and attainable. Management expects that these negotiations will be finalized in the fourth quarter of 1998. Although there can be no assurances that modifications satisfactory to the Company and the bank can be negotiated, management does believe that the Company will be able to renegotiate such financial covenants so as to permit the Company to be in compliance with the modified covenants through the end of 1999.

Note 3.  INVENTORIES
         The following are the major classes of inventories as of September 30, 1998 and December 31, 1997:

                                   1998           1997

          Finished goods.......$2,615,014     $ 1,726,209
          Work in process......   119,879           8,001
          Raw materials........   904,217         916,779
                               $3,639,110     $ 2,650,989

         Inventories include the cost of materials, direct labor and manufacturing overhead.







                             FORM 10-Q
                  HOMASOTE COMPANY AND SUBSIDIARY
                        September 30, 1998

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis and statements made elsewhere in this Form 10-Q may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Such Statements are subject to risks and uncertainties that could cause actual results or objectives to differ materially from those projected. Such risks and uncertainties include, but are not limited to, risks arising from adverse changes in the building and manufacturing industries that are the Company's principal customers, personnel and labor matters, production risks and credit and collection risks. Additionally, the Company's operating results would be adversely affected if unexpected increases in the costs of labor, materials, supplies, equipment used and financing could not be reflected in the prices of its products.

Management's analysis of material change by quarter as noted

RESULTS OF OPERATIONS
     Net sales decreased by 3.0% for the nine-month period ended September 30, 1998 as compared to September 30, 1997, while net sales increased 2.9% for the three-month period ended September 30, 1998, as compared to the same period ended September 30, 1997. Management believes the decrease in net sales for the nine-month period to be a result of weather effects of El Nino across the North American continent, the General Motors strike and the economic situation in the Far East. The increase in net sales for the three-month period is the result of an increase in sales of flat stock. The decrease in net income is a result of lower sales and other factors discussed in the following paragraphs.

     Cost of sales, as a percentage of sales, were 77.8% and 82.6%, respectively, for the three month period ended September 30, 1998 and 1997, and 76.3% and 78.5%, respectively, for the nine month period ended September 30, 1998 and 1997. These percentage decreases in the cost of sales as a percentage of sales are attributable to increase in production due to the new dryer, as compared to last year, offset by increases in labor costs.

     Selling general and administrative expenses, as a percentage of sales, were 26.3% and 26.5%, respectively, for the three and nine-month periods ended September 30, 1998, as compared to 23.7% and 25.3%, respectively, for the three and nine-month periods ended September 30, 1997. Selling general and administrative expenses increased primarily in the areas of salaries, due to the hiring of additional personnel for the sales force and advertising.



     Interest income decreased by 73.6% and 68.7%, respectively, for the three and nine month periods ended September 30, 1998, as compared to the same periods ended September 30, 1997, due primarily to a decreased average balance of funds available for investment.

     Interest expense on debt increased by 34.1% and 61.2%, respectively, for the three and nine month periods ended September 30, 1998, as compared to the same periods ended September 30, 1997, due to debt incurred in relation to the dryer project.

     Other income increased by $125,015, for the nine-month period ended September 30, 1998, as compared to the nine-month period ended September 30, 1997, primarily as a result of the receipt of $100,000 of business interruption insurance proceeds. Other income increased $10,571 for the three month period ended September 30, 1998 as compared to the corresponding period 1997.

     The Company installed a new dryer that was originally scheduled for partial completion in June 1997, but was placed into modified production during the last week of September 1997 for an initial shakedown period in order to surface potential operating problems. However, on November 1, 1997, a fire occurred in the new dryer, causing severe damage to the rolls, insulation and other structural steel components, rendering it inoperable and resulting in an interruption of the Company's anticipated productivity of its major product line, which adversely affected revenues and profitability. The dryer was placed in a temporary state of repair and production resumed on January 12, 1998. On January 30, 1998, there was another fire in the new dryer that was restricted to an area at the end of the dryer. The damage was temporarily repaired in a short period of time with a resumption of production on February 9, 1998. The new dryer is producing at a level of 40% of its anticipated production capability, which level is equivalent to the Company's previous capacity in running five units.
     Management believes that insurance will cover substantially all of the Company's property and business losses relating to the fires. However, the Company may incur costs as a result of the fires which will not be covered by insurance. Management is unable to estimate at this time the magnitude of such costs. The insurance claims process is lengthy, and its outcome cannot be predicted with certainty.
     Based on its present assessment of the situation, management believes that the fires have had an adverse effect on the Company's financial position and operating results which can be expected to continue throughout 1998. While Management believes that recovery under its business interruption policy, of which $100,000 has already been received, should provide the wherewithal to cover the substantial portion of lost revenues, there can be no assurance that any insurance recovery will be adequate to recover such amounts.



LIQUIDITY AND CAPITAL RESOURCES
     Working capital was a $(170,934) deficit at September 30, 1998, as compared to $3,383,330 at December 31, 1997, a decrease of $3,554,264. This decrease was primarily a result of an increase in short-term borrowing and the reclassification of dryer related long-term debt to current at September 30, 1998, which were only partially offset by the increase in inventory.
     Cash flows from operating activities and bank borrowing are the primary sources of liquidity. Net cash provided by operating activities amounted to $0.6 million in 1998 and $2.3 million in 1997.
     Capital expenditures for new and improved facilities and equipment, which are financed primarily through internally generated funds and debt, were $1.1 million in 1998 and $3.6 million in 1997. The Company has estimated capital expenditures for the remaining three (3) months of 1998 in the amount of $0.1 million. Such amounts may be revised based on the timing of receipts of payments or settlements from its insurance carrier on the fire loss described under "Results of Operations".
     Cash flows from financing activities increased from $0.4 million in 1997 to $0.7 million in 1998, as a result of a decrease in the amount of Treasury Stock purchases, no dividends paid in 1998, partially offset by an increase in repayment of long term debt.
     In November 1996, the Company entered into a loan agreement (the "Agreement") and promissory note with the New Jersey Economic Development Authority (the "Authority"). Under the Agreement, the Authority loaned the Company $4,140,000 out of the proceeds from the issuance of the Authority's Economic Growth Bonds (Greater Mercer County Composite Issue) 1996 Series E (the Bonds) to be used in connection with specified capital expenditures described in the Agreement. Interest is charged at the variable rate of interest due on the Bonds (3.75% at September 30, 1998).
     In connection with the Agreement, the Authority also entered into a trust indenture with a bank to serve as trustee and tender agent for the loan proceeds. Principal and interest are payable monthly to the trustee in varying amounts through 2006. The funds held by the bank amounted to $162,207 at September 30, 1998, and are classified as a restricted non-current asset in the accompanying consolidated balance sheets. The Company believes these funds will be sufficient to cover its remaining capital expenditure commitments in 1998.
     The trust indenture is secured in part by the Agreement and by a direct pay Letter of Credit facility issued by another bank in the face amount of $4,209,000. The Letter of Credit facility contains financial and other restrictive covenants including minimum tangible net worth and other financial ratios. At September 30, 1998, the Company was not in compliance with certain financial covenants under its credit facility, related to the bond issue for the Coe dryer. On November 16, 1998, the Company received a waiver of such noncompliance from the bank. The Company does not expect to be able to be in compliance with the existing financial covenants at or for the year ending December 31, 1998 and, as a result has reclassified its long-term debt at September 30, 1998 of approximately $3,226,250 to current liabilities. Negotiations with the Company's bank are underway, to modify the financial covenants, in certain respects, to levels that are believed by management to be realistic and attainable. Management expects that these negotiations will be finalized in the fourth quarter of 1998. Although there can be no assurances that modifications satisfactory to the Company and the bank can be negotiated, management does believe that the Company will be able to renegotiate such financial covenants so as to permit the Company to be in compliance with the modified covenants through the end of 1999. Should such modification be achieved, the Company's long-term debt would be reclassified back to long-term liabilities at
December 31, 1998.
     The Company has a $2.0 million unsecured demand note line of credit agreement with a bank which has no specific expiration date but is cancelable by the bank at any time. Interest is charged at the bank's index rate (8.25% at September 30, 1998) less 0.25%. As of September 30, 1998, $2.0 million was outstanding under the line of credit. Management believes that cash flows from operations coupled with its bank credit facilities are adequate for the Company to meet its obligations through 1999.
     Additionally, the Company has incurred approximately $500,000 of labor costs, which were capitalized, related to the dryer fire, which were later reimbursed by its insurance company.

INFLATION AND THE ECONOMY
     The Company will continue to maintain a policy of constantly monitoring such factors as demand and costs, and adjusting prices as those factors and the economic conditions warrant.

OTHER DEVELOPMENTS
     The Company has purchase agreement contracts to purchase readily available wastepaper from two suppliers. Under the terms of the contracts, the Company is required to make purchases at a minimum price per ton, as defined, or at the prevailing market price, whichever is greater. The contracts do not require minimum quantity purchases by the Company. Purchases in 1998 and 1997 aggregated approximately $747,000 and $923,000, respectively. The contracts expire in 2009.
     During the normal course of business, the Company is from time to time involved in various claims and legal actions. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

YEAR 2000
     The Year 2000 ("Y2K") issue is the result of computer programs being written using two digits, rather than four, to define the applicable year. Mistaking "00" for the year 1900 could result in miscalculations and errors and cause significant business interruptions for the Company, as well as for the government and most other companies. The Company has assessed its state of readiness for Y2K, remediated those systems that are non-compliant and is currently investigating whether material third parties will be Y2K compliant.


     The Company has assessed its PC's, servers, network, midrange hardware, operating and application systems for Y2K readiness, giving the highest priority to those information technology applications (IT) systems that are considered critical to its business operations. At present, management believes its IT systems have been remediated, and expect no disruption in the Company's ability to supply product to its customers.
     Preliminary investigations of the embedded chip systems, which include those systems containing embedded chip technology commonly found in buildings and manufacturing equipment, indicate that Y2K will not affect these systems.
     The Company is utilizing both internal and external resources to address the Y2K issue. Internal resources reflect the reallocation of IT personnel to the Y2K project from other IT projects. In the opinion of management, the deferral of such other projects will not have a significant adverse effect on continuing operations. The total estimated direct cost to remediate the Y2K issue, is not expected to be material to the Company's results of operations or financial condition. All Y2K costs are expensed as incurred.
     The Company is in the process of developing contingency plans for those areas which might be affected by Y2k. Although the full consequences are unknown, the failure of either the Company's critical systems or those of its material third parties to be Y2K compliant could result in the interruption of its business, which could have a material adverse effect on the results of operations or financial condition of the Company.

RECENT ACCOUNTING PRONOUNCEMENTS
     In June 1997, Statement of Financial Accounting Standards 131 "Disclosures About Segments of an Enterprise and Related Information", was issued to establish standards for public business enterprises reporting information regarding operating segments in annual and interim financial statements issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. The Company operates in one business segment in which it manufactures and markets insulated wood fiberboard and polyisocyanurate foam products, and accordingly, does not believe that segment reporting will impact disclosures in the financial statements. The Company anticipates compliance with the Statement in 1998.


         Part 2

         OTHER INFORMATION

         September 30, 1998
         ITEM 9


         EXHIBITS AND REPORTS ON FORM 8-K

         (b) Reports on Form 8-K - There are no reports on Form
         8-K filed for the nine months ended September 30, 1998.


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

                              HOMASOTE COMPANY
                              (Registrant)

         12/08/98             Neil F Bacon, Treasurer
           Date               (Chief Financial Officer)

                              (Signature)