Form 10-K
period 1998-12-31
HOMASOTE CO
filed 1999-04-02
CIK 48165

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED
ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 OF THE
SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE
SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS
FOR THE PAST 90 DAYS.     (X)YES     ( )NO

     AS OF MARCH 24, 1999, THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES WAS $1,962,596.

    AS OF MARCH 24, 1999, THERE WERE 348,599 SHARES OF COMMON
STOCK, $.20 PAR VALUE, OUTSTANDING.

    DOCUMENTS INCORPORATED BY REFERENCE

     HOMASOTE COMPANY 1998 ANNUAL REPORT TO STOCKHOLDERS (PARTS II
AND IV).

    PROXY STATEMENT DATED APRIL 7, 1999 TO BE FILED WITH THE
SECURITIES AND EXCHANGE COMMISSION WITHIN 120 DAYS OF DECEMBER 31, 1998.(PART III).

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

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

         (II)      PRODUCT IMPROVEMENTS AND NEW APPLICATIONS

              NEW CONCEPTS FOR MACHINING HOMASOTE AND
              FORMULATING PRODUCTS ARE OPENING AVENUES IN THE
              CUSTOMER BASE.  SEE ITEM 7 "MANAGEMENT'S DISCUSSION
              AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS WHICH IS INCORPORATED HEREIN BY
              REFERENCE.

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

              DURING THE CALENDAR YEAR ENDED DECEMBER 31, 1998, NO CUSTOMER OF THE REGISTRANT ACCOUNTED FOR SALES OF
              9.5% OR MORE.

         (VIII)    BACKLOG

              BACKLOG IS NOT MEANINGFUL SINCE MOST CUSTOMERS ORDER FOR IMMEDIATE AND PROMPT DELIVERY AND ONLY A FEW FOR SEVERAL WEEKS' SCHEDULED DELIVERIES.

         (IX)      GOVERNMENT CONTRACTS

              NO MATERIAL PORTION OF THE REGISTRANT'S BUSINESS IS
              SUBJECT TO RENEGOTIATION OF PROFITS OR TO
              TERMINATION OF CONTRACTS BY THE GOVERNMENT.

         (X)       COMPETITIVE CONDITIONS

              IN EXPLAINING THE HOMASOTE COMPANY'S COMPETITIVE POSITION, IT MUST BE UNDERSTOOD THAT HOMASOTE IS A MEDIUM DENSITY BOARD - NOT A HARD NOR A SOFT BOARD. IT CAN BE USED IN THE INTERIOR OR EXTERIOR OF A HOME. IT IS AN ALL-PURPOSE BOARD AND IS SOLD IN THAT MANNER. IT TAKES THE PLACE OF PLYWOOD IN MANY CASES AND COMPETES WITH PLYWOOD AS A CONSTRUCTION COMPONENT. THE COMPANY'S PRODUCT IS SOLD TO MANY CUSTOMERS WHERE THEY CAN TAKE ADVANTAGE OF THE UNIQUE QUALITIES OF THE PRODUCT.

         (XI)      RESEARCH AND DEVELOPMENT

              THE REGISTRANT DEFINES RESEARCH AS THE
              EXPERIMENTATION WITH RESPECT TO NEW PRODUCTS OR DESIGNS. IT DEFINES QUALITY CONTROL AS THE ONGOING SUPPORT FOR EXISTING PRODUCTS OR DESIGNS. DURING THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 NO AMOUNTS WERE SPENT ON RESEARCH AND DEVELOPMENT.

              DURING THE YEARS ENDED DECEMBER 31, 1998, 1997 AND
              1996 THE REGISTRANT INCURRED QUALITY CONTROL COSTS
              OF $93,491, $90,304, AND $80,309 RESPECTIVELY.

         (XII)     ENVIRONMENTAL PROTECTION

              AS OF DECEMBER 31, 1998, COMPLIANCE WITH FEDERAL, STATE AND LOCAL PROVISIONS WHICH HAVE BEEN ENACTED OR ADOPTED TO REGULATE THE PROTECTION OF THE ENVIRONMENT WILL NOT HAVE A MATERIAL EFFECT UPON THE CAPITAL EXPENDITURES, EARNINGS OR COMPETITIVE POSITION OF THE REGISTRANT OR ITS SUBSIDIARY. THE REGISTRANT DOES NOT EXPECT TO MAKE ANY MATERIAL CAPITAL EXPENDITURES FOR ENVIRONMENTAL CONTROL FACILITIES FOR ITS CURRENT FISCAL YEAR.
         (XIII)    NUMBER OF EMPLOYEES

              AS OF DECEMBER 31, 1998, THE REGISTRANT EMPLOYED 204 EMPLOYEES, AS COMPARED TO 220 IN 1997.

    (D)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC
         OPERATIONS AND EXPORT SALES

         FOREIGN SALES, PRIMARILY IN CANADA, ACCOUNTED FOR APPROXIMATELY 6%, IN EACH OF THE TWO YEARS ENDED DECEMBER 31, 1998 AND 1997, RESPECTIVELY, AND APPROXIMATELY 5% FOR THE YEAR ENDED DECEMBER 31, 1996, OF THE REGISTRANT'S TOTAL SALES. THE REGISTRANT IS CONTINUING ITS EFFORTS TO EXPAND SALES WORLDWIDE.

ITEM 2.  PROPERTIES

         THE REGISTRANT'S PLANT AND MAIN OFFICES ARE LOCATED OFF LOWER FERRY ROAD, EWING TOWNSHIP, TRENTON, NEW JERSEY. THE PROPERTY CONSISTS OF APPROXIMATELY 27 ACRES WITH PRIVATE RAILROAD SIDING (CONSOLIDATED RAIL CORPORATION) ENTERING THE SHIPPING AREA. BUILDINGS ARE OF CINDER BLOCK AND BRICK CONSTRUCTION, WITH A FLOOR AREA OF APPROXIMATELY 531,000 SQUARE FEET, WHICH ARE PROPERLY ARRANGED FOR THE MANUFACTURE AND FINISHING OF ALL THE REGISTRANT'S PRODUCTS. THE WHOLE AREA IS PROTECTED WITH A COMPLETE ENCLOSURE OF CYCLONE FENCING AND GUARD HOUSE. THE ENTIRE MANUFACTURING OPERATION AND OFFICE COMPLEX CONTAINS FIRE SPRINKLERS AND IS MONITORED BY A SECURITY COMPANY FOR FIRE PROTECTION. ALL PROPERTY IS HELD IN FEE SIMPLE. THE MANUFACTURING OPERATION RUNS THREE SHIFTS, SEVEN DAYS A WEEK. OPERATIONAL CAPACITY IS APPROXIMATELY 60% WHILE THE NEW DRYER SYSTEM CONTINUES TO OPERATE AT A REDUCED LEVEL (SEE MANAGEMENT'S DISCUSSION AND ANALYSIS) AND IS DEPENDENT DIRECTLY UPON THE ECONOMIC CONDITION OF THE HOUSING AND MANUFACTURING INDUSTRIES.

ITEM 3.  LEGAL PROCEEDINGS

         AS OF DECEMBER 31, 1998, THERE WAS NO MATERIAL PENDING
         LITIGATION AGAINST THE REGISTRANT.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NOT APPLICABLE.

                        PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         THIS INFORMATION IS INCLUDED IN THE HOMASOTE COMPANY 1998 ANNUAL REPORT TO STOCKHOLDERS. SEE THE TWO YEAR DIVIDEND AND STOCK PRICE COMPARISON SECTION OF SUCH REPORT
         INCORPORATED HEREIN BY REFERENCE AS EXHIBIT 13.
ITEM 6.  SELECTED FINANCIAL DATA

         SEE CONSOLIDATED FIVE YEAR HIGHLIGHTS SECTION OF THE
         HOMASOTE COMPANY 1998 ANNUAL REPORT TO STOCKHOLDERS
         INCORPORATED HEREIN BY REFERENCE AS EXHIBIT 13.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS SECTION OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         SEE MANAGEMENT'S DISCUSSION AND ANALYSIS SECTION OF THE
         HOMASOTE COMPANY 1998 ANNUAL REPORT TO STOCKHOLDERS
         INCORPORATED HEREIN BY REFERENCE AS EXHIBIT 13.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKETING
         RISK

         IN THE NORMAL COURSE OF BUSINESS, THE COMPANY IS EXPOSED TO FLUCTUATIONS IN INTEREST RATES AND EQUITY MARKET RISKS AS THE COMPANY SEEKS DEBT AND EQUITY CAPITAL TO SUSTAIN ITS OPERATIONS.
         THE INFORMATION BELOW SUMMARIZES THE COMPANY'S MARKET RISK ASSOCIATED WITH ITS DEBT OBLIGATIONS AS OF DECEMBER 31, 1998. FAIR VALUE INCLUDED HEREIN HAS BEEN ESTIMATED TAKING INTO CONSIDERATION THE NATURE AND TERM OF THE DEBT INSTRUMENT AND THE PREVAILING ECONOMIC AND MARKET CONDITIONS AT THE BALANCE SHEET DATE. THE TABLE BELOW PRESENTS PRINCIPAL CASH FLOWS BY YEAR OF MATURITY BASED ON THE TERMS OF THE DEBT. THE VARIABLE INTEREST RATE DISCLOSED REPRESENTS THE RATE AT DECEMBER 31, 1998. CHANGES IN THE PRIME INTEREST RATE DURING FISCAL 1999 WILL HAVE A POSITIVE OR NEGATIVE EFFECT ON THE COMPANY'S INTEREST EXPENSE. EACH 1% OF FLUCTUATIONS IN THE PRIME INTEREST RATE WILL INCREASE OR DECREASE ANNUAL INTEREST RATE EXPENSE FOR THE COMPANY BY APPROXIMATELY $20,000 BASED ON THE DEBT OUTSTANDING AS OF DECEMBER 31, 1998. FURTHER INFORMATION SPECIFIC TO THE COMPANY'S DEBT IS PRESENTED IN NOTE 4 TO THE CONSOLIDATED FINANCIAL STATEMENTS.


                                     YEAR OF MATURITY

              ESTIMATED      CARRYING
DESCRIPTION    FAIR VALUE     AMOUNT    1999     2000

DEMAND NOTE   $2,000,000   $2,000,000   ---  $2,000,000

INTEREST RATE      ---         ---     7.50%     ---







ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         SEE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO
         CONSOLIDATED FINANCIAL STATEMENTS OF THE HOMASOTE COMPANY 1998 ANNUAL REPORT TO STOCKHOLDERS INCORPORATED
         HEREIN BY REFERENCE AS EXHIBIT 13.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

         NONE.












































                        PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    (A)  DIRECTORS

         A DEFINITIVE PROXY STATEMENT DATED APRIL 7, 1999, WHICH
         WILL BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION INCLUDING THE INFORMATION REQUIRED BY THESE ITEMS, IS
         INCORPORATED HEREIN BY REFERENCE.

    (B)  EXECUTIVE OFFICERS

                                                 EXPERIENCE
                                  STARTED        IN YEARS
                                  IN             AT
NAME                    TITLE (6)      POSITION       POSITION  AGE
------------------ ---------      --------       --------  ---
IRVING FLICKER     CHAIRMAN OF
(1)                 THE BOARD AND
                     CHIEF EXECUTIVE
                      OFFICER     2/16/72        26        83

SHANLEY E. FLICKER VICE CHAIRMAN
(1)                 OF THE BOARD  1/01/95         3        81

WARREN L. FLICKER  PRESIDENT AND
(2)                 CHIEF OPERATING
                     OFFICER      1/01/95         3        55

JOSEPH A. BRONSARD EXECUTIVE VICE
(3)                 PRESIDENT     1/01/95         3        65

JAMES M. REISER    VICE PRESIDENT 3/01/99         -        56
                    AND CHIEF
                     FINANCIAL
                      OFFICER

NEIL F. BACON      TREASURER      4/14/88         10       42
(4)                 ASSISTANT
                     SECRETARY    4/14/88         10

CINDY FRIZZELL          SECRETARY      4/21/95         3        42
(5)
    (1)  IRVING FLICKER AND SHANLEY E. FLICKER ARE BROTHERS.
    (2)  WARREN L. FLICKER IS THE SON OF IRVING FLICKER.
    (3)  EMPLOYED BY THE COMPANY SINCE 1968.
    (4)  EMPLOYED BY THE COMPANY SINCE 1979.
    (5)  EMPLOYED BY THE COMPANY SINCE 1988.
    (6)  THE OFFICERS MENTIONED ABOVE ARE RE-ELECTED EACH YEAR
         BY THE BOARD OF DIRECTORS AT THEIR ANNUAL MEETING.




ITEM 11. EXECUTIVE COMPENSATION

         A DEFINITIVE PROXY STATEMENT DATED APRIL 7, 1999, WHICH
         WILL BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION INCLUDING THE INFORMATION REQUIRED BY THESE ITEMS, IS
         INCORPORATED HEREIN BY REFERENCE.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         A DEFINITIVE PROXY STATEMENT DATED APRIL 7, 1999, WHICH
         WILL BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION INCLUDING THE INFORMATION REQUIRED BY THESE ITEMS, IS
         INCORPORATED HEREIN BY REFERENCE.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         A DEFINITIVE PROXY STATEMENT DATED APRIL 7, 1999, WHICH
         WILL BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION INCLUDING THE INFORMATION REQUIRED BY THESE ITEMS, IS
         INCORPORATED HEREIN BY REFERENCE.

                        PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

    (A)  (1)  FINANCIAL STATEMENTS INCORPORATED HEREIN BY
               REFERENCE AS EXHIBIT 13.

              INDEPENDENT AUDITORS' REPORT INCORPORATED HEREIN BY
               REFERENCE AS EXHIBIT 13.

              CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED
               EARNINGS - YEARS ENDED DECEMBER 31, 1998, 1997 AND
               1996 INCORPORATED HEREIN BY REFERENCE AS EXHIBIT
               13.

              CONSOLIDATED BALANCE SHEETS - DECEMBER 31, 1998 AND
               1997 INCORPORATED HEREIN BY REFERENCE AS EXHIBIT
               13.

              CONSOLIDATED STATEMENTS OF CASH FLOWS - YEARS ENDED
               DECEMBER 31, 1998, 1997 AND 1996 INCORPORATED
               HEREIN BY REFERENCE AS EXHIBIT 13.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               INCORPORATED HEREIN BY REFERENCE AS EXHIBIT 13.

         (2)  FINANCIAL STATEMENT SCHEDULES

              INDEPENDENT AUDITORS' REPORT

              SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

              NO OTHER SCHEDULES ARE REQUIRED.
         (3)  EXHIBITS

               3   ARTICLES OF INCORPORATION AND BYLAWS  *

              13   HOMASOTE COMPANY 1998 ANNUAL REPORT TO
                   STOCKHOLDERS

              27   FINANCIAL DATA SCHEDULE

    (B)       REPORT ON FORM 8-K

              NO REPORTS ON FORM 8-K WERE FILED IN THE THREE
              MONTHS ENDED DECEMBER 31, 1998.

    *PREVIOUSLY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION

                        SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED,
THEREUNTO DULY AUTHORIZED.

                                  HOMASOTE COMPANY

DATED:   MARCH 31, 1999      BY   IRVING FLICKER
                                  CHAIRMAN AND CHIEF EXECUTIVE
                                  OFFICER

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE
ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING
PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES ON THE
DATE INDICATED.

IRVING FLICKER               CHAIRMAN, DIRECTOR       MARCH 31, 1999
                         & CEO

NEIL F. BACON           TREASURER                MARCH 31, 1999

SHANLEY E. FLICKER      DIRECTOR                 MARCH 31, 1999

WARREN L. FLICKER       DIRECTOR                 MARCH 31, 1999

JAMES M. REISER         DIRECTOR                 MARCH 31, 1999

PATIENCE O. BANISTER    DIRECTOR                 MARCH 31, 1999

JOSEPH A. BRONSARD      DIRECTOR                 MARCH 31, 1999

MICHAEL FLICKER         DIRECTOR                 MARCH 31, 1999

PETER N. OUTERBRIDGE    DIRECTOR                 MARCH 31, 1999