Form 10-Q
period 1999-03-31
HOMASOTE CO
filed 1999-05-19
CIK 48165

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by section 13 or 15 of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.     (X)Yes     ( )No

    At March 31, 1999, 348,599 shares of common stock of the registrant were outstanding.





























Results of Operations
                   Homasote Company and Subsidiary
    CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (UNAUDITED)

                                   For the three months
                                           ended
                                         March 31,
                                  1999                1998
                                ---------           ---------


Net sales                     $ 6,496,422         $ 6,523,864
Cost of sales                   4,920,355           4,833,643
                                ---------           ---------
Gross profit                    1,576,067           1,690,221
Selling, general and
 administrative expenses        1,617,345           1,690,779
                               ---------           ---------
Operating (loss)                 (41,278)               (558)
Other income(expense):
Interest income                    21,348              20,520
Interest expense                 (66,300)            (62,508)
Other income                       1,741             120,678
                               ---------           ---------
                                  (43,211)             78,690
                               ---------           ---------
(Loss) earnings before
 income tax expense                   (84,489)             78,132
Income tax expense                  ---               31,253
                               ---------           ---------
Net (loss) earnings                   (84,489)             46,879

Retained earnings at beginning
 of period                    13,716,042          14,414,271
                              ----------          ----------
Retained earnings at
 end of period               $13,631,553         $14,461,150
                              ==========          ==========
Basic and diluted net (loss)
 earnings per common share   $     (0.24)        $      0.13
                              ==========          ==========
Weighted average basic and
 diluted common shares
 outstanding                     348,599             348,701
                              ==========          ==========



See accompanying notes to consolidated financial statements.

                       Homasote Company and Subsidiary
                        CONSOLIDATED BALANCE SHEETS

ASSETS
                              March 31,          December 31,
                                1999                1998
                            ------------         -----------
                              (UNAUDITED)

CURRENT ASSETS

Cash and cash equivalents    $  1,559,093        $  1,115,815
Accounts receivable (net
 of allowance for doubtful
 accounts of $49,853 and
 $41,464 in 1999 and 1998,
 respectively)                 2,134,614           1,897,904
Inventories                     3,626,993           3,828,817
Refundable income tax            174,062             218,377
Deferred income
 taxes                           170,095             170,095
Prepaid expenses and
 other current assets             413,479             228,745
                             -----------         -----------
 Total current assets           8,078,336           7,459,753
                             -----------         -----------
PROPERTY, PLANT AND
 EQUIPMENT, at cost                38,343,576          38,072,515
Less accumulated
 depreciation                 27,594,169          27,161,376
                             -----------         -----------
Net property, plant and
 equipment                    10,749,407          10,911,139

OTHER ASSETS:
 Restricted cash               1,165,193           1,163,601
 Other assets                  2,063,513           2,087,123
                             -----------         -----------
                             $ 22,056,449        $ 21,621,616
                             ===========         ===========



                                                 (continued)







LIABILITIES AND STOCKHOLDERS' EQUITY

                               March 31,         December 31,
                                 1999               1998
                            ------------         -----------
                             (UNAUDITED)

CURRENT LIABILITIES

Short term debt             $  2,000,000        $  2,000,000
Current installments of
 long-term debt                   409,167             406,667
Accounts payable                2,189,943           1,403,721
Accrued expenses                  529,705             747,150
                             -----------         -----------
Total current liabilities       5,128,815           4,557,538

LONG-TERM DEBT, excluding
 current installments           3,052,083           3,155,833
Deferred income taxes             52,435              52,435
OTHER LIABILITIES               6,635,007           6,583,212
                             -----------         -----------
Total liabilities              14,868,340          14,349,018
                             -----------         -----------
STOCKHOLDERS' EQUITY

Common stock, par value $.20
 per share; authorized
 1,500,000 shares;
 issued 863,995 shares in
 1999 and 1998                        172,799             172,799
Additional paid-in capital        898,036             898,036
Retained earnings             13,631,553          13,716,042
                             -----------         -----------
                               14,702,388          14,786,877
Less cost of common shares in
 treasury - 515,396 shares in
 1999, and 515,396 shares in
 1998                          7,514,279           7,514,279
                             -----------         -----------
Total stockholders' equity      7,188,109           7,272,598
                             -----------         -----------
                             $ 22,056,449        $ 21,621,616
                             ===========         ===========




See accompanying notes to consolidated financial statements.

                            Homasote Company and Subsidiary
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTHS ENDED MARCH 31,
                                     (UNAUDITED)

                                    1999              1998
                                -----------       -----------


Cash flows from operating
 activities:
Net (loss) earnings              $   (84,489)        $    46,879
Adjustments to reconcile net
 (loss) earnings to net cash
 provided by operating activities:
Depreciation and amortization        432,793             271,112
Amortization of debt acquisition
 costs                               23,610              23,611
Changes in assets and liabilities:
Increase in accounts
 receivable,(net)                   (236,710)           (596,751)
Decrease (increase) in inventories   201,824            (429,963)
Decrease in refundable income taxes   44,315             210,126
(Increase) decrease in prepaid
 expenses and other current assets  (184,734)            388,666
Decrease in other assets                     ---              12,000
Increase in accounts payable         786,222              75,857
(Decrease) increase in accrued
 expenses                               (217,445)             96,291
Increase in other liabilities         51,795              46,067
                                  ---------          ----------
Net cash provided by
 operating activities                817,181             143,895
                                  ----------         ----------

Cash flows from investing
 activities:

Capital expenditures               (271,061)           (427,994)
(Increase) decrease in restricted
 cash                                (1,592)             50,813
                                  ----------          ----------

Net cash used in investing
 activities                         (272,653)           (377,181)
                                  ----------          ----------



                                                      (continued)

Cash flows from financing
 activities:

Proceeds from issuance of
 short-term debt                       -              1,000,000
Repayment of long-term debt         (101,250)           (130,000)
Proceeds from sale of treasury
 stock                                 -                 58,650
Purchase of treasury stock              -                (62,132)
                                 ----------           ---------
Net cash (used in) provided
 by financing activities:          (101,250)            866,518
                                 ----------           ---------
Net increase in cash and
 cash equivalents                   443,278             633,232
Cash and cash equivalents
 at beginning of period            1,115,815             892,150
                                 ----------          ----------
Cash and cash equivalents
 at end of period                $ 1,559,093         $ 1,525,382
                                 ==========          ==========
Supplemental disclosures of
 cash flow information:

 Cash paid during the period for:

  Interest                       $    66,300         $    62,508
                                 ----------          ----------



See accompanying notes to consolidated financial statements.





















     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE
    PERIOD ENDED MARCH 31, 1999

Note 1. The consolidated financial information as of March 31, 1999 and December 31, 1998, and for the three month periods ended March 31, 1999 and 1998 includes, in the opinion of management, all adjustments (none of which were non-recurring) necessary for a fair presentation of such periods. The consolidated financial information for the three months ended March 31, 1999 is not necessarily indicative of the results of operations that might be expected for the entire year ending December 31, 1999.


Note 2.  INVENTORIES
         The following are the major classes of inventories as of March 31, 1999 and December 31, 1998:

                                       1999           1998

              Finished goods.......$2,667,576     $ 2,782,031
              Work in process......    62,184          80,617
              Raw materials........   897,233         966,169
                                   $3,626,993     $ 3,828,817

        Inventories include the cost of materials, direct labor and manufacturing overhead.



























                                    FORM 10-Q
                         HOMASOTE COMPANY AND SUBSIDIARY
                                 March 31, 1999

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

GENERAL
    The following discussion and analysis and statements made elsewhere in this Form 10-Q may include forward-looking statements about the future that are necessarily subject to various risks and uncertainties. These statements are based on the beliefs and assumptions of management and on information currently available to management. These forward-looking statements are identified by words such as "estimates", "expects", "anticipates", "plans", "believes", and other similar expressions.
    Factors that could cause future results to differ materially from those expressed in or implied by the forward-looking statements or historical results include the impact or outcome of:
    - events or conditions which affect the building and manufacturing industries in general and the Company in particular, such as general economic conditions, employment levels, inflation, weather, strikes and other factors;
    - competitive factors such as changes in choices regarding structural building materials by architects and builders and packing products by industrial firms;
    - the undue delay in receipt of insurance proceeds for business interruption relating to the Company's fires in its new dryer;
    - internal and external Year 2000 software and hardware issues; and
    - unanticipated disruption in production caused by delays in repairs or replacement of the fire-damaged dryer and the resulting pressure of heightened usage of other older equipment.
    Although the ultimate impact of the above and other factors are uncertain, these and other factors may cause future earnings to differ materially from results or outcomes we currently seek or expect. These factors are discussed in greater detail below.


RESULTS OF OPERATIONS

    The Company's sales are derived from building material wholesalers and industrial manufacturers. Sales during the three months ended March 31, 1999 decreased by $27,442 or 0.4%, to $6,496,422, from $6,523,864 in the three months ended March 31, 1998. There were no significant changes in the components of net sales.




    Gross profit as a percentage of sales, was 24.3% for the three-month period ended March 31, 1999, as compared to 25.9% for the three-month period ended March 31, 1998. This decrease is attributable primarily to an increase in the cost of depreciation in 1999 offset by a reduction in costs incurred in relation to the fire in a new dryer.

    Selling, general and administrative expenses as a percentage of sales were 24.9% in 1999 as compared to 25.9% in 1998. The decrease in selling, general and administrative expenses is attributable primarily to lower sales commissions incurred.

    Interest income increased to $21,348 for the three-month period ended March 31, 1999, as compared to $20,520 for the three month period ended March 31, 1998.

    Interest expense on debt increased to $66,300 for the three-month period ended March 31, 1999, as compared to $62,508 for the three-month period ended March 31, 1998. Subsequent to December
31, 1998 there were no significant changes in the Company's debt.

    Other income decreased from $120,678, for the period ended March 31, 1998, to $1,741 for the three month period ended March 31, 1999, primarily as a result of the receipt of $100,000 of business interruption insurance proceeds in the prior year period.

    The Company did not record an income tax benefit in the three months ended March 31, 1999 due to the uncertainty regarding the realization of the deferred tax asset generated by the 1999 loss.

    As a result of the foregoing, net income decreased from $46,879 for the three-month period ended March 31, 1998, to a loss of $(84,489) for the three month period ended March 31, 1999.

The Company installed a new dryer that was originally scheduled for partial completion in June 1997, but was placed into modified production during the last week of September 1997 for an initial shakedown period in order to surface potential operating problems. However, on November 1, 1997, a fire occurred in the new dryer, causing severe damage to the rolls, insulation and other structural steel components, rendering it inoperable and resulting in an interruption of the Company's anticipated productivity of its major product line, which adversely affected revenues and profitability. The dryer was placed in a temporary state of repair and production resumed on January 12, 1998. On January 30, 1998, there was another fire in the new dryer that was restricted to an area at the end of the dryer. The damage was repaired in a short period of time with a resumption of production on February 9, 1998. The new dryer is producing at a level of 40% of its anticipated production capability, which level is equivalent to the Company's previous capacity that the new dryer replaced.
    Management believes that insurance will cover substantially all of the Company's property and business losses relating to the fires. However, this cannot be assured and the Company may incur costs as a result of the fires which will not be covered by insurance. Management is unable to estimate at this time the magnitude of such costs. The insurance claims process is lengthy, and its outcome cannot be predicted with certainty.
    Based on its present assessment of the situation, management believes that the fires have had an adverse effect on the Company's financial position and operating results which can be expected to continue well into 1999. The Company believes that recovery under its business interruption policy, when finally received, should provide the wherewithal to cover the substantial portion of lost revenues.


LIQUIDITY AND CAPITAL RESOURCES
    Cash flows from operating activities and bank borrowings are the primary sources of liquidity. Net cash provided by operating activities amounted to $0.8 million in the three months ended March 31, 1999 and $0.1 million in the three months ended March 31, 1998.
    Working capital was $2,949,521 at March 31, 1999, as compared to $2,902,215 at December 31, 1998, a increase of $47,306.
    Capital expenditures for new and improved facilities and equipment, which are financed primarily through internally generated funds and debt, were $0.3 million in 1999 and $0.4 million in 1998. The Company has estimated capital expenditures for the remaining nine (9) months of 1999 in the amount of $0.6 million. Such amounts may be revised based on the timing of receipts of payments or settlements from its insurance carrier on the fire loss described under "Results of Operations".
    Cash flows from financing activities decreased from $0.9 million provided in 1998 to $(0.1) million used in 1999, primarily as a result of the increase in short term debt of $1.0 million during the period ended March 31, 1998.
    As discussed above, in November 1997 and January 1998, fires occurred in the Company's new dryer. Management believes that insurance will cover substantially all of the Company's property and business losses relating to the fires. However, this cannot be assured and the Company may incur costs as a result of the fires which will not be covered by insurance. Management is unable to estimate at this time the magnitude of such costs. The insurance claims process is lengthy, and its outcome cannot be predicted with certainty.
    Based on its present assessment of the situation, management believes that the fires have had an adverse effect on the Company's financial position and operating results which can be expected to continue well into 1999. The Company believes that recovery under its business interruption policy, when finally received, should provide the wherewithal to cover a substantial portion of lost revenues.
    The Company is party to a loan agreement (the "Agreement") and promissory note with the New Jersey Economic Development Authority (the "Authority"). Under the Agreement, the Authority loaned the Company $4,140,000 out of the proceeds from the issuance of the Authority's Economic Growth Bonds to be used in connection with specified capital expenditures described in the Agreement. Interest is charged at the variable rate of interest due on the Bonds (2.90% at March 31, 1999).


    In connection with the Agreement, the Authority also entered into a trust indenture with a bank to serve as trustee and tender agent for the loan proceeds. Principal and interest are payable monthly to the trustee in varying amounts through 2006. The funds held by the bank amounted to $165,544 at March 31, 1999, and are classified as a restricted non-current asset in the accompanying consolidated balance sheets. The Company believes these funds will be sufficient to cover its remaining capital expenditure commitments in 1999.
    The trust indenture is secured in part by the Agreement and by a direct pay Letter of Credit facility issued by another bank in the face amount of $4,209,000. The Letter of Credit facility contains financial and other restrictive covenants. At December 31, 1998, the Company was not in compliance with certain financial covenants and on February 26, 1999, the Company and the bank amended the agreement (the "New Amended Agreement") to include amended terms and covenants. The New Amended Agreement provides that the covenants are effective December 31, 1998. The New Amended Agreement contains financial and other covenants including tangible net worth, cash flow coverage, current ratio and liabilities to tangible net worth (all as defined) with which the Company is in compliance at March 31, 1999 and management believes the Company will be in compliance through December 31, 1999. The New Amended Agreement further provides for collateralization of the Letter of Credit facility by substantially all of the Company's assets.
    At December 31, 1998, the Company had a $2.0 million unsecured demand note line of credit agreement with a bank which had no specific expiration date but is cancelable by the bank at any time. Interest is charged at the bank's index rate (7.75% at March 31, 1999) less 0.25%. As of March 31, 1999, $2.0 million was outstanding under the line of credit. On February 26, 1999, in connection with the aforementioned New Amended Agreement, the demand note line of credit was amended under an Amended and Restated Line of Credit Note (the "New Note") dated February 26, 1999, under which the $2.0 million outstanding at March 31, 1999 is due February 28, 2000. The New Note provides for prepayments and advances as required to satisfy working capital needs. The New
Note is collateralized by substantially all of the Company's assets.

    Management believes that all cash flows from operations, coupled with its bank credit facilities, are adequate for the Company to meet its obligations through 1999.


RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued Statement on Financial
Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 standardizes the accounting for derivative instruments by requiring that an entity recognize derivatives as assets or liabilities in the statement of financial position and measure them at fair value. This Statement is effective for all quarters of all fiscal years beginning after June 15, 1999. This Statement should have no impact on the Company's consolidated financial statements.
YEAR 2000
    The year 2000 ("Y2K") issue is the result of computer programs being written using two digits rather than four to define the applicable year. Mistaking "00" for the year 1900 could result in miscalculations and errors and cause significant business interruptions for the Company as well as for the government and most other companies. The Company has assessed its state of readiness for Y2K, remediated those systems that are non-compliant, and is currently investigating whether material third parties will be Y2K compliant.
    The Company has assessed its PC's, servers, network, midrange hardware, operating and application systems for Y2K readiness, giving the highest priority to those information technology applications (IT) systems that are considered critical to its business operations. At present, management believes its IT systems have been remediated, and expects no disruption in the Company's ability to supply product to its customers.
    Investigations of the embedded chip systems which include those systems containing embedded chip technology commonly found in buildings and manufacturing equipment, indicate that Y2K will not affect these systems.
    The Company is utilizing both internal and external resources to address the Y2K issue. Internal resources reflect the reallocation of IT personnel to the Y2K project from other IT projects. In the opinion of management, the deferral of such other projects will not have a significant adverse effect on continuing operations. The total estimated direct cost to remediate the Y2K issue is not expected to be material to the Company's results of operations or financial condition. All Y2K costs are expensed as incurred.
    The Company is in the process of developing contingency plans for those areas which might be affected by Y2K. Although the full consequences are unknown, the failure of either the Company's critical systems or those of its material third parties to be Y2K compliant could result in the interruption of its business, which could have a material adverse effect on the results of operations or financial condition of the Company.


INFLATION AND ECONOMY
    The Company will continue to maintain a policy of constantly monitoring such factors as product demand and costs, and will adjust prices as these factors and the economic conditions warrant.


OTHER DEVELOPMENTS
    The Company is a party to purchase agreement contracts to purchase readily available wastepaper from two suppliers. Under the terms of the contracts, the Company is required to make purchases at a minimum price per ton, as defined, or at the prevailing market price, whichever is greater. The contracts do not require minimum quantity purchases by the Company. Purchases in the three months ended March 31, 1999 and the three months ended March 31, 1998, aggregated approximately $197,000 and $231,000, respectively. The contracts expire in 2009.
    On May 22, 1997, an election was conducted by the National Labor Relations Board ("NLRB"), electing Teamsters Local Union No. 701 to be the exclusive bargaining representative for wages, hours and conditions of employment for the hourly employees of the Company. Negotiations commenced with the bargaining union to reach a labor contract covering the employees in the bargaining unit. On December 10, 1998, a majority of employees voted to decertify Teamsters Local 701 as their union (78 to 46).
    The Company's Common Stock is presently listed on the Philadelphia Stock Exchange (the "Exchange"). The Exchange has notified the Company that it will take action pursuant to its rules to delist the Common Stock because the Company does not meet certain of the Exchange's continued listing requirements. The Company anticipates that the Common Stock will continue to trade in the over-the-counter market should such delisting occur.




         Part 2

         OTHER INFORMATION

         March 31, 1999
         ITEM 9


         EXHIBITS AND REPORTS ON FORM 8-K

         (b) Reports on Form 8-K - There are no reports on Form
         8-K filed for the three months ended March 31, 1999.


         OTHER INFORMATION

         Pursuant of the requirements of the Securities Exchange
         Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  HOMASOTE COMPANY
                                  (Registrant)

         5/14/99                  James M. Reiser, Vice President
           Date                   and Chief Financial Officer

                                  (Signature)