Form 10-Q
period 1999-06-30
HOMASOTE CO
filed 1999-08-27
CIK 48165

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     (X)Yes     ( )No

     At June 30, 1999, 348,599 shares of common stock of the registrant were outstanding.

























Results of Operations
                                 Homasote Company and Subsidiary
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                     AND RETAINED EARNINGS
                                          (UNAUDITED)

                    For the three months     For the six months
                           ended                    ended
                          June 30,                 June 30,
                       1999        1998       1999        1998
                    ---------   ---------  ----------  ----------

Net sales           5,967,301   5,645,907  12,464,242  12,169,771
Cost of sales       4,506,658   4,361,109   9,427,532   9,194,752
                    ---------   ---------  ----------  ----------
 Gross profit       1,460,643   1,284,798   3,036,710   2,975,019
Selling, general
 and administrative
 expenses           1,591,687   1,547,097   3,209,032   3,237,876
                    ---------   ---------  ----------  ----------
 Operating loss      (131,044)   (262,299)   (172,322)   (262,857)

Other income (expense):
 Gain on sale of
  equipment               331         ---         584         ---
 Interest income       13,328      20,206      34,676      40,726
 Interest expense     (41,789)    (78,885)   (108,089)   (141,393)
 Other income           4,168       6,737       5,656     127,415
                    ---------   ---------  ----------  ----------
Loss before income
 taxes               (155,006)   (314,241)   (239,495)   (236,109)
Income tax benefit        ---    (125,696)        ---     (94,443)
                    ---------   ---------  ----------   ---------
Net loss             (155,006)   (188,545)   (239,495)   (141,666)
Retained earnings
 at beginning of
  period           13,631,553  14,461,150  13,716,042  14,414,271
                   ----------  ----------  ----------  ----------
Retained earnings
 at end of period  13,476,547  14,272,605  13,476,547  14,272,605
                   ==========  ==========  ==========  ==========
Basic and diluted net
 loss per common
 share                  (0.44)      (0.54)      (0.69)      (0.41)
                   ==========  ==========  ==========  ==========
Common shares
 outstanding
 (weighted average)   348,599     348,599     348,599      348,657

See accompanying notes to Financial Statements.

                       Homasote Company and Subsidiary
                         CONSOLIDATED BALANCE SHEETS

ASSETS
                               June 30,           December 31,
                                 1999                1998
                             ------------         -----------
                              (UNAUDITED)

CURRENT ASSETS

Cash and cash equivalents    $    204,739        $  1,115,815
Accounts receivable (net
 of allowance for doubtful
 accounts of $49,853 and
 $41,464 in 1999 and 1998,
 respectively)                  2,178,919           1,897,904
Inventories                     3,483,975           3,828,817
Refundable income tax             174,062             218,377
Deferred income
 taxes                            170,095             170,095
Prepaid expenses and
 other current assets             335,713             228,745
                              -----------         -----------
 Total current assets           6,547,503           7,459,753
                              -----------         -----------
PROPERTY, PLANT AND
 EQUIPMENT, at cost            38,610,437          38,072,515
Less accumulated
 depreciation                  28,032,244          27,161,376
                              -----------         -----------
Net property, plant and
 equipment                     10,578,193          10,911,139

OTHER ASSETS:
 Restricted cash                1,107,848           1,163,601
 Other assets                   2,040,329           2,087,123
                              -----------         -----------
                             $ 20,273,873        $ 21,621,616
                              ===========         ===========



                                                  (continued)







LIABILITIES AND STOCKHOLDERS' EQUITY

                                June 30,          December 31,
                                  1999               1998
                             ------------         -----------
                              (UNAUDITED)

CURRENT LIABILITIES

Short term debt              $  1,113,096        $  2,000,000
Current installments of
 long-term debt                   411,667             406,667
Accounts payable                1,494,756           1,403,721
Accrued expenses                  598,277             747,150
                              -----------         -----------
Total current liabilities       3,617,796           4,557,538

LONG-TERM DEBT, excluding
 current installments           2,948,333           3,155,833
Deferred income taxes              52,435              52,435
OTHER LIABILITIES               6,622,206           6,583,212
                              -----------         -----------
Total liabilities              13,240,770          14,349,018
                              -----------         -----------
STOCKHOLDERS' EQUITY

Common stock, par value $.20
 per share; authorized
 1,500,000 shares;
 issued 863,995 shares in
 1999 and 1998                    172,799             172,799
Additional paid-in capital        898,036             898,036
Retained earnings              13,476,547          13,716,042
                              -----------         -----------
                               14,547,382          14,786,877
Less cost of common shares in
 treasury - 515,396 shares in
 1999 and 1998                  7,514,279           7,514,279
                              -----------         -----------
Total stockholders' equity      7,033,103           7,272,598
                              -----------         -----------

COMMITMENTS AND CONTINGENCIES
                              -----------         -----------
                             $ 20,273,873        $ 21,621,616
                              ===========         ===========


See accompanying notes to consolidated financial statements.

                            Homasote Company and Subsidiary
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE SIX MONTHS ENDED JUNE 30,
                                        (UNAUDITED)

                                     1999              1998
                                 -----------       -----------


Cash flows from operating
 activities:
Net loss                         $  (239,495)        $  (141,666)
Adjustments to reconcile net
 loss to net cash
 provided by operating activities:
Depreciation and amortization        870,508             542,224
Amortization of debt acquisition
 costs                                47,219              47,221
Changes in assets and liabilities:
(Increase) decrease in accounts
 receivable,(net)                   (281,015)            298,429
Decrease (increase) in inventories   344,842          (1,035,228)
Decrease in refundable income taxes   44,315              84,430
(Increase) decrease in prepaid
 expenses and other current assets  (106,968)            422,041
(Increase) decrease in other assets     (425)             12,001
Increase (decrease) in accounts
 payable                              91,035             (68,812)
(Decrease) increase in accrued
 expenses                           (148,873)             48,351
Increase in other liabilities         38,994              84,782
                                   ----------          ----------
Net cash provided by
 operating activities                660,137             293,773
                                   ----------          ----------

Cash flows from investing
 activities:

Proceeds from sale of equipment          584                 ---
Capital expenditures                (538,146)           (801,919)
Decrease in restricted cash           55,753             377,864
                                   ----------          ----------

Net cash used in investing
 activities                         (481,809)           (424,055)
                                   ----------          ----------



                                                       (continued)

Cash flows from financing
 activities:

(Repayment) proceeds from issuance
 of short-term debt                 (886,904)          1,000,000
Repayment of long-term debt         (202,500)           (195,000)
Proceeds from sale of treasury
 stock                                  -                 58,650
Purchase of treasury stock              -                (62,132)
                                  ----------           ---------
Net cash (used in) provided
 by financing activities:         (1,089,404)            801,518
                                  ----------           ---------
Net (decrease) increase in cash
 and cash equivalents               (911,076)            671,236
Cash and cash equivalents
 at beginning of period            1,115,815             892,150
                                  ----------          ----------
Cash and cash equivalents
 at end of period                $   204,739         $ 1,563,386
                                  ==========          ==========
Supplemental disclosures of
 cash flow information:

 Cash paid during the period for:

  Interest                       $   108,089         $   141,393
                                  ----------          ----------



See accompanying notes to consolidated financial statements.





















     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE
     PERIOD ENDED JUNE 30, 1999

Note 1. The consolidated financial information as of June 30,1999 and December 31, 1998, and for the three and six-month periods ended June 30, 1999 and 1998 includes, in the opinion of management, all adjustments (none of which were non-recurring) necessary for a fair presentation of such periods. The consolidated financial information for the three and six-month periods ended June 30, 1999 is not necessarily indicative of the results of operations that might be expected for the entire year ending December 31, 1999.


Note 2.   INVENTORIES
          The following are the major classes of inventories as of June 30, 1999 and December 31, 1998:

                                        1999           1998

               Finished goods.......$2,537,470     $ 2,782,031
               Work in process......   146,929          80,617
               Raw materials........   799,576         966,169
                                    $3,483,975     $ 3,828,817

         Inventories include the cost of materials, direct labor and manufacturing overhead.


Note 3.   EARNINGS PER SHARE
          Basic and diluted net loss per common share have been computed by dividing net loss by the weighted average number of shares outstanding of approximately 348,599 for the three months ended June 30, 1999 and 1998, and approximately 348,599 and 348,657 for the six months ended June 30, 1999 and 1998, respectively.

















                                FORM 10-Q
                     HOMASOTE COMPANY AND SUBSIDIARY
                              June 30, 1999

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

GENERAL
     The following discussion and analysis and statements made elsewhere in this Form 10-Q may include forward-looking statements about the future that are necessarily subject to various risks and uncertainties. These statements are based on the beliefs and assumptions of management and on information currently available to management. These forward-looking statements are identified by words such as "estimates", "expects", "anticipates", "plans", "believes", and other similar expressions.
     Factors that could cause future results to differ materially from those expressed in or implied by the forward-looking statements or historical results include the impact or outcome of:
     - events or conditions which affect the building and manufacturing industries in general and the Company in particular, such as general economic conditions, employment levels, inflation, weather, strikes and other factors;
     - competitive factors such as changes in choices regarding structural building materials by architects and builders and packing products by industrial firms;
     - the undue delay in receipt and amount of insurance proceeds for business interruption relating to the Company's fires in its new dryer;
     - further delay in receipt of funds to repair or replace the fire-damaged dryer
     - unanticipated disruption in production caused by delays in repairs or replacement of the fire-damaged dryer and the resulting pressure of heightened usage of other older equipment.
     - internal and external Year 2000 software and hardware issues; and
     Although the ultimate impact of the above and other factors are uncertain, these and other factors may cause future operating results to differ materially from results or outcomes we currently seek or expect. These factors are discussed in greater detail below.

RESULTS OF OPERATIONS

     The Company's sales are derived from building material wholesalers and industrial manufacturers. Sales during the three months ended June 30, 1999 increased by $321,394 or 5.7% to $5,967,301 from, $5,645,907 in the three months ended June 30, 1998. Sales for the six month period ended June 30, 1999 increased by $294,471 or 2.4% to $12,464,242 from $ 12,169,771 in the six months ended June 30, 1998. There were no significant changes in the components of net sales.


     Gross profit as a percentage of sales, was 24.5% and 22.8%, respectively, for the three-month periods ended June 30, 1999 and 1998 and 24.4% for the six-month periods ended June 30, 1999 and 1998.
This increase is attributable primarily to a reduction in costs incurred in relation to the fire in a new dryer offset by an increase in the cost of depreciation in 1999.

     Selling, general and administrative expenses as a percentage of sales were 26.7% and 27.4%, respectively, for the three month periods ended June 30, 1999 and 1998 and 25.7% and 26.6%, respectively, for the six-month periods ended June 30, 1999 and 1998. The decrease in the relative percentage of selling, general and administrative expenses is attributable primarily to lower sales commissions resulting from a modification in the Company's commission structure.

     Interest income decreased to $13,328 and $34,676, respectively, for the three and six-month periods ended June 30, 1999, as compared to $20,206 and $40,726, respectively, for the three and six-month periods ended June 30, 1998. The decrease in interest income is attributable primarily to a change in the method of investment of excess cash balances. Prior to April 1, 1999 such balances were invested daily in a money market fund. Effective April 1, 1999 these balances are applied daily against the Company's outstanding demand line of credit, resulting in reduced interest income and interest expense.

     Interest expense on debt decreased to $41,789 and $108,089, respectively, for the three and six-month periods ended June 30, 1999, as compared to $78,885 and $141,393, respectively, for the three and six-month periods ended June 30, 1998. The decrease is due primarily to the change in investment of excess cash balances as discussed above.

     Other income decreased from $6,737 and $127,415, respectively, for the three and six-month periods ended June 30, 1998, to $4,168 and $5,656 for the three and six-month periods ended June 30, 1999, primarily as a result of the receipt of $100,000 of business interruption insurance proceeds in the first quarter of 1998.

     The Company recorded an income tax benefit in the three and six-month periods ended June 30, 1998, of $125,696 and $94,443, respectively. No income tax benefit was recorded for the 1999 periods due to the uncertainty regarding the realization of the deferred tax asset generated by the 1999 loss.

The Company installed a new dryer that was originally scheduled for partial completion in June 1997, but was placed into modified production during the last week of September 1997 for an initial shakedown period in order to surface potential operating problems. However, on November 1, 1997, a fire occurred in the new dryer, causing severe damage to the rolls, insulation and other structural steel components, rendering it inoperable and resulting in an interruption of the Company's anticipated productivity of its major product line, which adversely affected revenues and profitability.
The dryer was placed in a temporary state of repair and production resumed on January 12, 1998. On January 30, 1998, there was another fire in the new dryer that was restricted to an area at the end of the dryer. The damage was repaired in a short period of time with a resumption of production on February 9, 1998. The new dryer is producing at a level of 40% of its anticipated production capability, which level is equivalent to the Company's previous capacity with equipment that the new dryer replaced.
     Management believes that insurance will cover substantially all of the Company's property and business losses relating to the fires. However, this cannot be assured and the Company may incur costs as a result of the fires which will not be covered by insurance.
Management is unable to estimate at this time the magnitude of such costs. The insurance claims process is lengthy, and its outcome cannot be predicted with certainty.
     Based on its present assessment of the situation, management believes that the fires have had an adverse effect on the Company's financial position and operating results which can be expected to continue well into 1999. The Company believes that recovery under its business interruption policy, if ultimately received, should provide the wherewithal to cover the substantial portion of lost revenues.


LIQUIDITY AND CAPITAL RESOURCES
     Cash flows from operating activities and bank borrowings are the primary sources of liquidity. Net cash provided by operating activities amounted to $0.7 million in the six month periods ended June 30, 1999 and 1998.
     Working capital was $2,929,707 at June 30, 1999, as compared to $2,902,215 at December 31, 1998, an increase of $27,492.
     Capital expenditures for new and improved facilities and equipment, which are financed primarily through internally generated funds and debt, were $0.5 million in 1999 and $0.8 million in 1998. The Company has estimated capital expenditures for the remaining six
(6) months of 1999 in the amount of $0.95 million primarily for a new automated saw production line to cut, bar code, and package Homex expansion and forming materials. The line will also be used to cut other strip products that are currently marketed. Such amounts may be revised based on the timing of receipts of payments or settlements from its insurance carrier on the fire loss described under "Results of Operations".
     Cash flows from financing activities decreased from $0.8 million provided in 1998 to $(1.1 million) used in 1999, primarily as a result of the decrease in short term debt of $0.9 million during the period ended June 30, 1999. The decrease is attributable primarily to a change in the method of investment of excess cash balances.
     As discussed above, in November 1997 and January 1998, fires occurred in the Company's new dryer. Management believes that insurance will cover substantially all of the Company's property and business losses relating to the fires. However, this cannot be assured and the Company may incur costs as a result of the fires which will not be covered by insurance. Management is unable to estimate at this time the magnitude of such costs. The insurance claims process is lengthy, and its outcome cannot be predicted with certainty.
     Based on its present assessment of the situation, management believes that the fires have had an adverse effect on the Company's financial position and operating results which can be expected to continue well into 1999. The Company believes that recovery under its business interruption policy, if ultimately received, should provide the wherewithal to cover a substantial portion of lost revenues.
     The Company is party to a loan agreement (the "Agreement") and promissory note with the New Jersey Economic Development Authority (the "Authority"). Under the Agreement, the Authority loaned the Company $4,140,000 out of the proceeds from the issuance of the Authority's Economic Growth Bonds to be used in connection with specified capital expenditures described in the Agreement. Interest is charged at the variable rate of interest due on the Bonds (3.4% at June 30, 1999).
     In connection with the Agreement, the Authority also entered into a trust indenture with a bank to serve as trustee and tender agent for the loan proceeds. Principal and interest are payable monthly to the trustee in varying amounts through 2006. The funds held by the bank amounted to $167,177 at June 30, 1999, and are classified as a restricted non-current asset in the accompanying consolidated balance sheets.
     The trust indenture is secured in part by the Agreement and by a direct pay Letter of Credit facility in the face amount of $4,209,000. The Letter of Credit facility contains financial and other restrictive covenants. At December 31, 1998, the Company was not in compliance with certain financial covenants and on February 26, 1999, the Company and the bank amended the agreement (the "New Amended Agreement") to include amended terms and covenants. The New Amended Agreement provides that the covenants are effective December 31, 1998. The New Amended Agreement contains financial and other covenants including tangible net worth, cash flow coverage, current ratio and liabilities to tangible net worth (all as defined) with which the Company is in compliance at June 30, 1999 and management believes the Company will be in compliance through December 31, 1999. The New Amended Agreement further provides for collateralization of the Letter of Credit facility by substantially all of the Company's assets.
     At December 31, 1998, the Company had a $2.0 million unsecured demand note line of credit agreement with a bank which had no specific expiration date but is cancelable by the bank at any time. Interest is charged at the bank's index rate (7.75% at June 30, 1999) less 0.25%. As of June 30, 1999, $1.1 million was outstanding under the line of credit. On February 26, 1999, in connection with the aforementioned New Amended Agreement, the demand note line of credit was amended under an Amended and Restated Line of Credit Note (the "New Note") dated February 26, 1999, under which the $1.1 million outstanding at June 30, 1999 is due February 28, 2000. The New Note provides for prepayments and advances as required to satisfy working capital needs. The New Note is collateralized by substantially all of the Company's assets.





     Management believes that all cash flows from operations, coupled with its bank credit facilities, are adequate for the Company to meet its obligations through 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued Statement on Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 standardizes the accounting for derivative instruments by requiring that an entity recognize derivatives as assets or liabilities in the statement of financial position and measure them at fair value. In June 1999 the FASB issued SFAS No.
137. This statement defers the effective date of SFAS No. 133, which is now effective for all quarters of all fiscal years beginning after June 15, 2000. The Company is currently evaluating the effects of SFAS No. 133.

YEAR 2000
     The year 2000 ("Y2K") issue is the result of computer programs being written using two digits rather than four to define the applicable year. Mistaking "00" for the year 1900 could result in miscalculations and errors and cause significant business interruptions for the Company as well as for the government and most other companies. The Company has assessed its state of readiness for Y2K, remediated those systems that are non-compliant, and is currently investigating whether material third parties will be Y2K compliant.
     The Company has assessed its PC's, servers, network, midrange hardware, operating and application systems for Y2K readiness, giving the highest priority to those information technology applications (IT) systems that are considered critical to its business operations. At present, management believes its IT systems have been remediated, and expects no disruption in the Company's ability to supply product to its customers.
     Investigations of the embedded chip systems which include those systems containing embedded chip technology commonly found in buildings and manufacturing equipment, indicate that Y2K will not affect these systems.
     The Company is utilizing both internal and external resources to address the Y2K issue. Internal resources reflect the reallocation of IT personnel to the Y2K project from other IT projects. In the opinion of management, the deferral of such other projects will not have a significant adverse effect on continuing operations. The total estimated direct cost to remediate the Y2K issue is not expected to be material to the Company's results of operations or financial condition. All Y2K costs are expensed as incurred.
     The Company is finalizing a contingency plan for areas that might be affected by Y2K. Although the full consequences are unknown, the failure of either the Company's critical systems or those of its material third parties to be Y2K compliant could result in the interruption of its business, which could have a material adverse effect on the results of operations or financial condition of the Company.


INFLATION AND ECONOMY
     The Company will continue to maintain a policy of constantly monitoring such factors as product demand and costs, and will adjust prices as these factors and the economic conditions warrant.

OTHER DEVELOPMENTS
     The Company is a party to purchase agreement contracts to purchase readily available wastepaper from two suppliers. Under the terms of the contracts, the Company is required to make purchases at a minimum price per ton, as defined, or at the prevailing market price, whichever is greater. The contracts do not require minimum quantity purchases by the Company. Purchases in the six months ended June 30, 1999 and June 30, 1998, aggregated approximately $359,000 and $515,000, respectively. The contracts expire in 2009.
     The Company's Common Stock was previously listed on the Philadelphia Stock Exchange (the "Exchange"). The Exchange has notified the Company that it has taken action pursuant to its rules to delist the Common Stock because the Company does not meet certain of the Exchange's continued listing requirements. The Company's Common Stock continues to trade in the over-the-counter market.

































          Part 2

          OTHER INFORMATION

          June 30, 1999
          ITEM 9


          EXHIBITS AND REPORTS ON FORM 8-K

          (b) Reports on Form 8-K - There are no reports on Form
          8-K filed for the six months ended June 30, 1999.


          OTHER INFORMATION

          Pursuant of the requirements of the Securities Exchange
          Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HOMASOTE COMPANY
                                   (Registrant)

                                   James M. Reiser, Vice President
            Date                   and Chief Financial Officer

                                   (Signature)