Form 10-Q/A
period 1999-09-30
HOMASOTE CO
filed 2000-01-27
CIK 48165

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-Q/A

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM _____ TO _____
                        ______________________

                      COMMISSION FILE NUMBER 0-?

                           HOMASOTE COMPANY
        (Exact name of registrant as specified in its charter)

     NEW JERSEY                                   21-0388986
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

             LOWER FERRY ROAD, WEST TRENTON, NJ     08628
         (Address of principal executive office)  (Zip Code)

 Registrant's telephone number, including area code:   (609) 883-3300

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
