Form 10-Q/A
period 1999-09-30
HOMASOTE CO
filed 2000-01-28
CIK 48165

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

 Registrant's telephone number, including area code:(609) 883-3300

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







                       Homasote Company and Subsidiary
                         CONSOLIDATED BALANCE SHEETS

ASSETS
                             September 30,        December 31,
                                 1999                1998
                             ------------         -----------
                              (UNAUDITED)

CURRENT ASSETS

Cash and cash equivalents    $    101,717        $  1,115,815
Accounts receivable (net
 of allowance for doubtful
 accounts of $41,392 and
 $41,464 in 1999 and 1998,
 respectively)                  2,163,187           1,897,904
Inventories                     3,001,515           3,828,817
Refundable income taxes                 -             218,377
Deferred income
 taxes                            170,095             170,095
Prepaid expenses and
 other current assets             299,981             228,745
                              -----------           ---------
 Total current assets           5,736,495           7,459,753
                              -----------           ---------
PROPERTY, PLANT AND
 EQUIPMENT, at cost            39,021,913          38,072,515
Less accumulated
 depreciation                  28,352,201          27,161,376
                              -----------         -----------
Net property, plant and
 equipment                     10,669,712          10,911,139

OTHER ASSETS:
 Restricted cash                1,020,805           1,163,601
 Other assets                   2,016,719           2,087,123
                              -----------         -----------
                            $  19,443,731       $  21,621,616
                              ===========         ===========











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
