Form 10-K
period 1999-12-31
HOMASOTE CO
filed 2000-04-14
CIK 48165

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED
ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 OF THE
SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE
SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS
FOR THE PAST 90 DAYS.     (X)YES     ( )NO

     AS OF MARCH 24, 2000, THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES WAS $1,357,608.

     AS OF MARCH 24, 2000, THERE WERE 348,599 SHARES OF COMMON
STOCK, $.20 PAR VALUE, OUTSTANDING.

     DOCUMENTS INCORPORATED BY REFERENCE

     HOMASOTE COMPANY 1999 ANNUAL REPORT TO STOCKHOLDERS (PARTS II
AND IV).

     PROXY STATEMENT DATED APRIL 12, 2000 TO BE FILED WITH THE
SECURITIES AND EXCHANGE COMMISSION WITHIN 120 DAYS OF DECEMBER 31, 1999.(PART III).

                    INDEX TO FORM 10-K

                         PART I

ITEM 1.   BUSINESS
          (A)  GENERAL BUSINESS DEVELOPMENT
          (B)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
          (C)  NARRATIVE DESCRIPTION OF BUSINESS
          (D)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC
               OPERATIONS, AND EXPORT SALES

ITEM 2.   PROPERTIES

ITEM 3    LEGAL PROCEEDINGS

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                         PART II
ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE


                         PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


                         ITEM IV

ITEM 14.  EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT  SCHEDULES,
           AND REPORTS ON FORM 8-K

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

               THE PRINCIPAL MARKETS FOR THE REGISTRANT'S PRODUCTS ARE BUILDING MATERIAL WHOLESALERS AND CONTRACTORS
               AND INDUSTRIAL MANUFACTURERS. PRODUCTS ARE
               DISTRIBUTED THROUGH WHOLESALERS OF BUILDING
               MATERIALS AND INDUSTRIAL MANUFACTURERS.  THE
               REGISTRANT IS CONTINUING TO BROADEN ITS COVERAGE IN THE AUTOMOTIVE, GLASS AND STEEL MARKETS.

          (II) PRODUCT IMPROVEMENTS AND NEW APPLICATIONS

               APPLICATIONS FOR THE USE OF HOMASOTE BOARDS IN FLOOR AND WALL SYSTEMS FOR SOUND CONTROL ARE OPENING AVENUES IN THE CUSTOMER BASE. SEE ITEM 7 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" WHICH IS INCORPORATED HEREIN BY REFERENCE AS PART OF EXHIBIT 13.

          (III)RAW MATERIALS

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

          (IV) PATENTS

               THERE ARE NO PATENTS, LICENSES, FRANCHISES OR
               CONCESSIONS IMPORTANT TO THE CONDUCT OF THE BUSINESS OF THE REGISTRANT OR ITS SUBSIDIARY.

          (V)  SEASONAL BUSINESS

               NO MATERIAL PORTION OF THE BUSINESS OF THE
               REGISTRANT IS SEASONAL.

          (VI) WORKING CAPITAL REQUIREMENTS

               THE REGISTRANT BELIEVES THAT ITS OPERATION DOES NOT REQUIRE ANY UNUSUAL WORKING CAPITAL NEEDS. AVAILABLE CREDIT FACILITIES AND CASH GENERATED FROM OPERATIONS ARE SUFFICIENT TO MEET WORKING CAPITAL REQUIREMENTS. SEE "LIQUIDITY AND CAPITAL RESOURCES" UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", WHICH IS INCORPORATED HEREIN BY REFERENCE AS PART OF EXHIBIT 13.
          (VII)MATERIAL CUSTOMERS

               ONE CUSTOMER ACCOUNTED FOR 11% OF THE COMPANY'S
               SALES IN 1999 AND 11% OF ACCOUNTS RECEIVABLE AT
               DECEMBER 31, 1999.

        (VIII) BACKLOG

               BACKLOG IS NOT MEANINGFUL SINCE MOST CUSTOMERS
               ORDER FOR IMMEDIATE AND PROMPT DELIVERY.  A FEW
               CUSTOMERS SCHEDULE DELIVERIES SEVERAL WEEKS IN
               ADVANCE.

          (IX) GOVERNMENT CONTRACTS

               NO MATERIAL PORTION OF THE REGISTRANT'S BUSINESS IS SUBJECT TO RENEGOTIATION OF PROFITS OR TO
               TERMINATION OF CONTRACTS BY THE GOVERNMENT.

          (X)  COMPETITIVE CONDITIONS

               HOMASOTE IS A MEDIUM DENSITY FIBER BOARD. IT IS USED AS AN UNDERLAYMENT, PROVIDING SOUND CONTROL IN BUILDINGS DIRECTLY UNDER MANY TYPES OF FINISHED FLOORING (I.E., CARPET, SOLID WOOD, CERAMIC). HOMASOTE'S STRUCTURAL ABILITY ALLOWS THE BOARD TO ALSO BE USED AS AN EXCELLENT TACKABLE SUBSTRATE FOR BULLETIN BOARDS AND WALL PANELS. THE BOARD'S CHARACTERISTICS ALLOW IT TO BE UTILIZED IN A VARIETY OF PACKAGING APPLICATIONS. THE 440 SOUND BARRIER TAKES THE PLACE OF GYPCRETE (POURED CONCRETE) IN FLOOR SYSTEMS FOR SOUND AND FIRE CONTROL. HOMEX EXPANSION JOINT AND FORMING BOARD COMPETES DIRECTLY WITH ASPHALT IMPREGNATED EXPANSION MATERIALS.

          (XI) RESEARCH AND DEVELOPMENT

               THE REGISTRANT DEFINES RESEARCH AS THE
               EXPERIMENTATION WITH RESPECT TO NEW PRODUCTS OR DESIGNS. IT DEFINES QUALITY CONTROL AS THE ONGOING SUPPORT FOR EXISTING PRODUCTS OR DESIGNS. DURING THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 NO AMOUNTS WERE SPENT ON RESEARCH AND DEVELOPMENT.

               DURING THE YEARS ENDED DECEMBER 31, 1999, 1998 AND
               1997 THE REGISTRANT INCURRED QUALITY CONTROL COSTS
               OF $84,097, $93,491, AND $90,304, RESPECTIVELY.

          (XII)ENVIRONMENTAL PROTECTION

               AS OF DECEMBER 31, 1999, COMPLIANCE WITH FEDERAL, STATE AND LOCAL PROVISIONS WHICH HAVE BEEN ENACTED OR ADOPTED TO REGULATE THE PROTECTION OF THE ENVIRONMENT WILL NOT HAVE A MATERIAL EFFECT UPON THE CAPITAL EXPENDITURES, EARNINGS OR COMPETITIVE POSITION OF THE REGISTRANT OR ITS SUBSIDIARY. THE REGISTRANT DOES NOT EXPECT TO MAKE ANY MATERIAL CAPITAL EXPENDITURES FOR ENVIRONMENTAL CONTROL FACILITIES FOR ITS CURRENT FISCAL YEAR.
          (XIII)NUMBER OF EMPLOYEES

               AS OF DECEMBER 31, 1999, THE REGISTRANT EMPLOYED 219 EMPLOYEES, AS COMPARED TO 204 IN 1998.

     (D)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC
          OPERATIONS AND EXPORT SALES

          FOREIGN SALES, PRIMARILY IN CANADA, ACCOUNTED FOR APPROXIMATELY 5%, IN THE YEAR ENDED DECEMBER 31, 1999 AND 6% IN EACH OF THE TWO YEARS ENDED DECEMBER 31, 1998 AND 1997, RESPECTIVELY, OF THE REGISTRANT'S TOTAL SALES. THE REGISTRANT IS CONTINUING ITS EFFORTS TO EXPAND SALES WORLDWIDE.

ITEM 2.   PROPERTIES

          THE REGISTRANT'S PLANT AND MAIN OFFICES ARE LOCATED OFF LOWER FERRY ROAD, EWING TOWNSHIP, TRENTON, NEW JERSEY. THE PROPERTY CONSISTS OF APPROXIMATELY 28 ACRES WITH PRIVATE RAILROAD SIDINGS ENTERING THE SHIPPING AND MANUFACTURING AREAS. BUILDINGS ARE OF CINDER BLOCK AND BRICK CONSTRUCTION, WITH A FLOOR AREA OF APPROXIMATELY 600,000 SQUARE FEET, WHICH ARE PROPERLY ARRANGED FOR THE MANUFACTURE AND FINISHING OF ALL THE REGISTRANT'S PRODUCTS. THE ENTIRE AREA IS PROTECTED WITH AN ENCLOSURE OF CYCLONE FENCING AND GUARD HOUSE. ALL MANUFACTURING OPERATIONS AND THE OFFICE COMPLEX ARE PROTECTED BY FIRE SPRINKLERS AND ARE MONITORED BY A SECURITY COMPANY FOR FIRE PROTECTION. ALL PROPERTY IS HELD IN FEE SIMPLE.
          THE MANUFACTURING OPERATION RUNS THREE SHIFTS, FIVE DAYS A WEEK. OPERATIONAL CAPACITY IS APPROXIMATELY 60% WHILE THE NEW DRYER SYSTEM CONTINUES TO OPERATE AT A REDUCED LEVEL (SEE MANAGEMENT'S DISCUSSION AND ANALYSIS). PRODUCTION SCHEDULING AND ACTIVITY IS DEPENDENT DIRECTLY UPON THE ECONOMIC CONDITION OF THE HOUSING AND MANUFACTURING INDUSTRIES.

ITEM 3.   LEGAL PROCEEDINGS

          AS OF DECEMBER 31, 1999, THERE WAS NO MATERIAL PENDING LITIGATION AGAINST THE REGISTRANT. HOWEVER, SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS" RESPECTING CERTAIN LITIGATION BROUGHT BY THE REGISTRANT AGAINST ITS INSURANCE CARRIER RESPECTING LOSSES INCURRED AS A RESULT OF FIRES INVOLVING THE REGISTRANTS NEW DRYER, WHICH DISCUSSION IS INCORPORATED HEREIN BY REFERENCE AS PART OF
          EXHIBIT 13.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          NOT APPLICABLE.

                         PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS


          THIS INFORMATION IS INCLUDED IN THE HOMASOTE COMPANY 1999 ANNUAL REPORT TO STOCKHOLDERS. SEE THE TWO YEAR DIVIDEND AND STOCK PRICE COMPARISON SECTION OF SUCH REPORT
          INCORPORATED HEREIN BY REFERENCE AS EXHIBIT 13.

ITEM 6.   SELECTED FINANCIAL DATA

          SEE CONSOLIDATED FIVE YEAR HIGHLIGHTS SECTION OF THE
          HOMASOTE COMPANY 1999 ANNUAL REPORT TO STOCKHOLDERS
          INCORPORATED HEREIN BY REFERENCE AS EXHIBIT 13.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS SECTION OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          SEE MANAGEMENT'S DISCUSSION AND ANALYSIS SECTION OF THE
          HOMASOTE COMPANY 1999 ANNUAL REPORT TO STOCKHOLDERS
          INCORPORATED HEREIN BY REFERENCE AS EXHIBIT 13.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKETING
          RISK

          IN THE NORMAL COURSE OF BUSINESS, THE COMPANY IS EXPOSED TO FLUCTUATIONS IN INTEREST RATES AND EQUITY MARKET RISKS AS THE COMPANY SEEKS DEBT AND EQUITY CAPITAL TO SUSTAIN ITS OPERATIONS.
          THE INFORMATION BELOW SUMMARIZES THE COMPANY'S MARKET RISK ASSOCIATED WITH ITS DEBT OBLIGATIONS AS OF DECEMBER 31, 1999. FAIR VALUE INCLUDED HEREIN HAS BEEN ESTIMATED TAKING INTO CONSIDERATION THE NATURE AND TERM OF THE DEBT INSTRUMENT AND THE PREVAILING ECONOMIC AND MARKET CONDITIONS AT THE BALANCE SHEET DATE. THE TABLE BELOW PRESENTS PRINCIPAL CASH FLOWS BY YEAR OF MATURITY BASED ON THE TERMS OF THE DEBT. THE VARIABLE INTEREST RATE DISCLOSED REPRESENTS THE RATE AT DECEMBER 31, 1999. CHANGES IN THE PRIME INTEREST RATE DURING FISCAL 2000 WILL HAVE A POSITIVE OR NEGATIVE EFFECT ON THE COMPANY'S INTEREST EXPENSE. EACH 1% OF FLUCTUATIONS IN THE PRIME INTEREST RATE WILL INCREASE OR DECREASE ANNUAL INTEREST RATE EXPENSE FOR THE COMPANY BY APPROXIMATELY $0 BASED ON THE DEBT OUTSTANDING AS OF DECEMBER 31, 1999. FURTHER INFORMATION SPECIFIC TO THE COMPANY'S DEBT IS PRESENTED IN NOTE 4 TO THE CONSOLIDATED FINANCIAL STATEMENTS.



                                                  YEAR OF
               ESTIMATED           CARRYING       MATURITY
DESCRIPTION    FAIR VALUE           AMOUNT         2000

DEMAND NOTE         $ 0            $ 0             ---

INTEREST RATE       ---             ---           8.25%






ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          SEE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO
          CONSOLIDATED FINANCIAL STATEMENTS OF THE HOMASOTE COMPANY 1999 ANNUAL REPORT TO STOCKHOLDERS INCORPORATED HEREIN BY REFERENCE AS EXHIBIT 13.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

          NONE.

                         PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (A)  DIRECTORS

          A DEFINITIVE PROXY STATEMENT DATED APRIL 12, 2000, WHICH WILL BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION INCLUDING THE INFORMATION REQUIRED BY THESE ITEMS, IS
          INCORPORATED HEREIN BY REFERENCE.

     (B)  EXECUTIVE OFFICERS
                                                  EXPERIENCE
                                   STARTED        IN YEARS
                                   IN             AT
     NAME           TITLE (6)      POSITION       POSITION  AGE
------------------  ---------      --------       --------  ---
IRVING FLICKER      CHAIRMAN OF
(1)                  THE BOARD AND
                      CHIEF EXECUTIVE
                       OFFICER     2/16/72        27        85

SHANLEY E. FLICKER  VICE CHAIRMAN
(1)                  OF THE BOARD  1/01/95         4        82

WARREN L. FLICKER   PRESIDENT AND
(2)                  CHIEF OPERATING
                      OFFICER      1/01/95         4        56

JOSEPH A. BRONSARD  EXECUTIVE VICE
(3)                  PRESIDENT     1/01/95         4        66

JAMES M. REISER     VICE PRESIDENT 3/01/99         1        57
(4)                  AND CHIEF
                      FINANCIAL
                       OFFICER

IRENE T. GRAHAM     ACTING         11/12/99                 78
(5)                  SECRETARY

     (1)  IRVING FLICKER AND SHANLEY E. FLICKER ARE BROTHERS.
     (2)  WARREN L. FLICKER IS THE SON OF IRVING FLICKER.
     (3)  EMPLOYED BY THE COMPANY SINCE 1968.
     (4)  EMPLOYED BY THE COMPANY SINCE 1999.
     (5) EMPLOYED BY THE COMPANY SINCE 1999, PREVIOUSLY SERVED AS THE COMPANY'S CORPORATE SECRETARY FROM 1985 TO 1994.
     (6)  THE OFFICERS MENTIONED ABOVE ARE RE-ELECTED EACH YEAR
          BY THE BOARD OF DIRECTORS AT THEIR ANNUAL MEETING.
ITEM 11.  EXECUTIVE COMPENSATION

          A DEFINITIVE PROXY STATEMENT DATED APRIL 12, 2000, WHICH WILL BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION INCLUDING THE INFORMATION REQUIRED BY THESE ITEMS, IS
          INCORPORATED HEREIN BY REFERENCE.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          A DEFINITIVE PROXY STATEMENT DATED APRIL 12, 2000, WHICH WILL BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION INCLUDING THE INFORMATION REQUIRED BY THESE ITEMS, IS
          INCORPORATED HEREIN BY REFERENCE.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          A DEFINITIVE PROXY STATEMENT DATED APRIL 12, 2000, WHICH WILL BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION INCLUDING THE INFORMATION REQUIRED BY THESE ITEMS, IS
          INCORPORATED HEREIN BY REFERENCE.

                         PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

     (A)  (1)  FINANCIAL STATEMENTS INCORPORATED HEREIN BY
                REFERENCE AS PART OF EXHIBIT 13.

               INDEPENDENT AUDITORS' REPORT INCORPORATED HEREIN BY
                REFERENCE AS PART OF EXHIBIT 13.

               CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED
                EARNINGS - YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 INCORPORATED HEREIN BY REFERENCE AS PART OF
                EXHIBIT 13.

               CONSOLIDATED BALANCE SHEETS - DECEMBER 31, 1999 AND
                1998 INCORPORATED HEREIN BY REFERENCE AS PART OF
                EXHIBIT 13.

               CONSOLIDATED STATEMENTS OF CASH FLOWS - YEARS ENDED
                DECEMBER 31, 1999, 1998 AND 1997 INCORPORATED
                HEREIN BY REFERENCE AS PART OF EXHIBIT 13.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               INCORPORATED HEREIN BY REFERENCE AS PART OF
                EXHIBIT 13.

          (2)  FINANCIAL STATEMENT SCHEDULES

               INDEPENDENT AUDITORS' REPORT

               SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

               NO OTHER SCHEDULES ARE REQUIRED.

          (3)  EXHIBITS

                3   ARTICLES OF INCORPORATION AND BYLAWS*

               13   HOMASOTE COMPANY 1999 ANNUAL REPORT TO
                    STOCKHOLDERS

               27   FINANCIAL DATA SCHEDULE

     (B)       REPORT ON FORM 8-K

               NO REPORTS ON FORM 8-K WERE FILED IN THE THREE
               MONTHS ENDED DECEMBER 31, 1999.

     *PREVIOUSLY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION

                         SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED,
THEREUNTO DULY AUTHORIZED.

                                   HOMASOTE COMPANY

DATED:    MARCH 30, 2000           BY IRVING FLICKER
                                   CHAIRMAN AND CHIEF EXECUTIVE
                                   OFFICER

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE
ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING
PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES ON THE
DATE INDICATED.

IRVING FLICKER           CHAIRMAN, CEO            MARCH 30, 2000
                          & DIRECTOR

JOSEPH A. BRONSARD       EXECUTIVE VICE
                          PRESIDENT & DIRECTOR    MARCH 30, 2000


MICHAEL FLICKER          DIRECTOR                 MARCH 30, 2000

SHANLEY E. FLICKER       VICE CHAIRMAN,           MARCH 30, 2000
                          & DIRECTOR

WARREN L. FLICKER        PRESIDENT, COO           MARCH 30, 2000
                          & DIRECTOR

PETER N. OUTERBRIDGE     DIRECTOR                 MARCH 30, 2000

JAMES M. REISER          VICE PRESIDENT,          MARCH 30, 2000
                          CFO & DIRECTOR

CHARLES A. SABINO        DIRECTOR                 MARCH 30, 2000

NORMAN SHARLIN           DIRECTOR                 MARCH 30, 2000