Form 10-Q
period 2000-03-31
HOMASOTE CO
filed 2000-05-25
CIK 48165

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by section 13 or 15 of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.     (X)Yes     ( )No

     At March 31, 2000, 348,599 shares of common stock of the registrant were outstanding.





























Results of Operations
                    Homasote Company and Subsidiary
     CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                             (UNAUDITED)

                                    For the three months
                                            ended
                                          March 31,
                                   2000                1999
                                ---------           ---------


Net sales                     $ 6,583,512         $ 6,496,422
Cost of sales                   4,920,395           4,920,355
                                ---------           ---------
Gross profit                    1,663,117           1,576,067
Selling, general and
 administrative expenses        1,553,141           1,617,345
                                ---------           ---------
Operating income (loss)           109,976             (41,278)
Other income(expense):
Gain on sale of assets             26,000                 ---
Interest income                    14,764              21,348
Interest expense                  (27,531)            (66,300)
Other income                       15,791               1,741
                                ---------           ---------
                                   29,024             (43,211)
                                ---------           ---------
Earnings (loss) before
 income tax expense               139,000             (84,489)
Income tax expense                   ---                  ---------           ---------
Net earnings (loss)               139,000             (84,489)

Retained earnings at beginning
 of period                     13,329,222          13,716,042
                               ----------          ----------
Retained earnings at
 end of period                $13,468,222         $13,631,553
                               ==========          ==========
Basic and diluted net earnings
 (loss) per common share      $      0.40         $     (0.24)
                               ==========          ==========
Weighted average basic and
 diluted common shares
 outstanding                      348,599             348,599
                               ==========          ==========


See accompanying notes to consolidated financial statements.

                       Homasote Company and Subsidiary
                         CONSOLIDATED BALANCE SHEETS

ASSETS
                               March 31,          December 31,
                                 2000                1999
                             ------------         -----------
                              (UNAUDITED)

CURRENT ASSETS

Cash and cash equivalents    $     86,753        $    291,729
Accounts receivable (net
 of allowance for doubtful
 accounts of $41,392 in
 2000 and 1999)                 2,150,899           2,030,090
Inventories (note 2)            3,104,378           2,980,970
Deferred income
 taxes                            127,992             127,992
Prepaid expenses and
 other current assets             401,861             284,480
                              -----------         -----------
 Total current assets           5,871,883           5,715,261
                              -----------         -----------
Property, Plant And
 Equipment, at cost            39,482,016          39,317,872
Less accumulated
 depreciation                  28,890,224          28,662,731
                              -----------         -----------
Net property, plant and
 equipment                     10,591,792          10,655,141
 Restricted cash                  822,651             820,623
 Other assets                   2,362,030           2,369,507
                              -----------         -----------
                             $ 19,648,356        $ 19,560,532
                              ===========         ===========



                                                  (continued)











LIABILITIES AND STOCKHOLDERS' EQUITY

                                March 31,         December 31,
                                  2000               1999
                             ------------         -----------
                              (UNAUDITED)

CURRENT LIABILITIES

Short term debt              $    299,341         $       -term debt
        421,250             417,500
Accounts payable                1,819,614           2,014,423
Accrued expenses                  672,081             719,126
                              -----------         -----------
Total current liabilities       3,212,286           3,151,049

Long-term debt, excluding
 current installments           2,630,833           2,738,333
Deferred income taxes             127,992             127,992
Other liabilities               6,652,467           6,657,380
                              -----------         -----------
Total Liabilities              12,623,578          12,674,754
                              -----------         -----------
STOCKHOLDERS' EQUITY

Common stock, par value $.20
 per share; Authorized
 1,500,000 shares;
 Issued 863,995 shares in
 2000 and 1999                    172,799             172,799
Additional paid-in capital        898,036             898,036
Retained earnings              13,468,222          13,329,222
                              -----------         -----------
                               14,539,057          14,400,057
Less cost of common shares in
 treasury - 515,396 shares in
 2000 and 1999                  7,514,279           7,514,279
                              -----------         -----------
Total stockholders' equity      7,024,778           6,885,778
                              -----------         -----------
                             $ 19,648,356        $ 19,560,532
                              ===========         ===========




See accompanying notes to consolidated financial statements.

                            Homasote Company and Subsidiary
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE THREE MONTHS ENDED MARCH 31,
                                        (UNAUDITED)

                                     2000              1999
                                 -----------       -----------


Cash flows from operating
 activities:
Net earnings (loss)              $   139,000         $   (84,489)
Adjustments to reconcile net
 earnings (loss) to net cash
 (used in) provided by
operating activities:
Depreciation and amortization        308,358             456,403
Gain on disposal of fixed assets     (26,000)
Changes in assets and liabilities:
Increase in accounts
 receivable,(net)                   (120,809)           (236,710)
(Increase) decrease in inventories  (123,408)            201,824
Decrease in refundable income taxes                (117,381)           (184,734)
Increase in other assets              (2,028)                ---
(Decrease) increase in accounts
 payable                            (194,809)            786,222
Decrease in accrued expenses         (47,045)           (217,445)
(Decrease) increase in other
 liabilities                          (4,913)             51,795
                                   ---------          ----------
Net cash (used in) provided by
 operating activities               (189,035)            817,181
                                  ----------          ----------

Cash flows from investing
 activities:

Proceeds from sale of equipment       26,000                 ---
Capital expenditures                (237,532)           (271,061)
Increase in restricted cash              ----------          ----------

Net cash used in investing
 activities                         (211,532)           (272,653)
                                  ----------          ----------



                                                       (continued)

Cash flows from financing
 activities:

Proceeds from issuance of
 short-term debt                     299,341                 ---
Repayment of long-term debt         (103,750)           (101,250)
                                  ----------           ---------
Net cash provided by
 (used in) financing activities:     195,591             (101,250)
                                  ----------           ---------
Net (decrease) increase in cash
 and cash equivalents               (204,976)            443,278
Cash and cash equivalents
 at beginning of period              291,729           1,115,815
                                  ----------          ----------
Cash and cash equivalents
 at end of period                $    86,753         $ 1,559,093
                                  ==========          ==========
Supplemental disclosures of
 cash flow information:

 Cash paid during the period for:

  Interest                       $    27,531         $    66,300
                                  ----------          ----------



See accompanying notes to consolidated financial statements.
























     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE
     PERIOD ENDED MARCH 31, 2000

Note 1. The consolidated financial information as of March 31, 2000 and December 31, 1999, and for the three month periods ended March 31, 2000 and 1999 includes, in the opinion of management, all adjustments (none of which were non-recurring) necessary for a fair presentation of such periods. The consolidated financial information for the three months ended March 31, 2000 is not necessarily indicative of the results of operations that might be expected for the entire year ending December 31, 2000.


Note 2.   INVENTORIES
          The following are the major classes of inventories as of March 31, 2000 and December 31, 1999:
                                        2000           1999

               Finished goods.......$1,984,214     $ 2,098,051
               Work in process......    39,718          25,360
               Raw materials........ 1,080,446         857,559
                                    $3,104,378     $ 2,980,970

          Inventories include the cost of materials, direct labor and manufacturing overhead.


Note 3.   NET EARNINGS (LOSS) PER COMMON SHARE
          Basic net earnings (loss) per common share has been computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the respective periods. Diluted net earnings (loss) per share is the same as basic net earnings (loss) per common share since the Company has a simple capital structure with only common stock outstanding in 2000 and 1999.


Note 4.   DEBT

          The Company is party to a loan agreement (the "Agreement") and promissory note with the New Jersey Economic Development Authority (the "Authority"). Under the Agreement, the Authority loaned the Company $4,140,000 out of the proceeds from the issuance of the Authority's Economic Growth Bonds (Greater Mercer County Composite Issue) 1996 Series E (the "Bonds") to be used in connection with specified capital expenditures described in the Agreement. Interest is charged at the variable rate of interest due on the Bonds (3.75% at March 31, 2000).



          In connection with the Agreement, the Authority also entered into a trust indenture with a bank to serve as trustee and tender agent for the loan proceeds.
          Principal and interest are payable monthly to the trustee in varying amounts through 2006.

          The trust indenture is secured in part by the Agreement and by a direct pay Letter of Credit facility in the face amount of $4,209,000. The Letter of Credit facility contains financial and other restrictive covenants. The Agreement, as currently amended, contains financial and other covenants including tangible net worth, cash flow coverage, current ratio and liabilities to tangible net worth (all as defined) with which the Company was in compliance at March 31, 2000 and December 31, 1999. The Amended Agreement further provides for collateralization of the Letter of Credit facility by substantially all of the Company's assets. On April 4, 2000 the Company and the bank agreed to amend certain financial covenants for the fiscal quarters and year 2000, with which management believes the Company will be in compliance through December 31, 2000.

          The Company has a $2.0 million unsecured demand note line of credit agreement with a bank which expires July 28, 2000. Interest is charged at the bank's index rate (9.0% at March 31, 2000) less 0.25%. As of March 31, 2000 and December 31, 1999, $299,341 and $0, respectively, was outstanding under the line of credit. The Company believes that the demand note line of credit will be extended in the normal course of business into 2001. The note provides for prepayments and advances as required to satisfy working capital needs. The note is collateralized by substantially all of the Company's assets. Interest is payable monthly at the prime lending rate (as defined) less 0.25%.

          Management believes that cash flows from operations, coupled with its bank credit facilities, are adequate for the Company to meet its obligations.

Note 5.   CONTINGENCIES

          The Company installed a new dryer that was originally scheduled for partial completion in June 1997, but was placed into modified production during the last week of September 1997 for an initial shakedown period in order to surface potential operating problems. However, on November 1, 1997, a fire occurred in the new dryer, causing severe damage to the rolls, insulation and other structural steel components, rendering it inoperable and resulting in an interruption of the Company's anticipated productivity of its major product line, which adversely affected revenues and profitability.
          The dryer was placed in a temporary state of repair and production resumed on January 12, 1998. On January 30, 1998, there was another fire in the new dryer that was restricted to an area at the end of the dryer. The damage was repaired in a short period of time with a resumption of production on February 9, 1998. Once back into production, the new dryer produced at a level of 40% of its anticipated production capability, which level is equivalent to the Company's previous capacity in running five units.

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

          The Company is presently in litigation with the insurance company over coverage and the amount to be paid. The matter is being considered by a Federal judge in the U.S. District Court-District of New Jersey. Subsequent to the end of the first quarter ended March 31, 2000, the Company was notified that the judge had ordered the maximum insurance liability of the insurance company to be 105% of certain property and business interruption values reported by the Company and that coinsurance applies to any losses payable. The Company is currently reassessing the projected recovery based on such decision. The matter is currently subject to discovery and a final resolution is expected during the 2000 fiscal year.

          Based on its present assessment of the situation, management believes that the fires have had an adverse effect on the Company's financial position and operating results which can be expected to continue well into 2000.










                              FORM 10-Q
                   HOMASOTE COMPANY AND SUBSIDIARY
                            March 31, 2000

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


RESULTS OF OPERATIONS

     The Company's sales are derived from building material wholesalers and industrial manufacturers. Sales during the three months ended March 31, 2000 increased by $87,090 or 1.3%, to $6,583,512, from $6,496,422 in the three months ended March 31, 1999. There were no significant changes in the components of net sales.






     Gross profit as a percentage of sales, was 25.3% for the three-month period ended March 31, 2000, as compared to 24.3% for the three-month period ended March 31, 1999. This increase is attributable primarily to a decrease in depreciation expense and overtime costs in 2000, which was partially offset by an increase in wage rates.

     Selling, general and administrative expenses as a percentage of sales were 23.6% in 2000 as compared to 24.9% in 1999. The decrease in selling, general and administrative expenses is attributable primarily to a refund of state sales taxes and a reduction in the cost of officers' salaries and professional fees, partially offset by increases in other compensation costs.

     Interest income decreased to $14,764 for the three-month period ended March 31, 2000, as compared to $21,348 for the three month period ended March 31, 1999. The decrease in interest income is attributable primarily to a change in the nature of investing excess cash balances. Prior to April 1, 1999 such balances were invested daily in a money market fund. Effective April 1, 1999 these balances are applied daily against the Company's outstanding demand line of credit, resulting in reduced interest income and interest expense.

     Interest expense on debt decreased to $27,531 for the three-month period ended March 31, 2000, as compared to $66,300 for the three-month period ended March 31, 1999. The decrease is due primarily to the change in investment of excess cash balances as discussed above.

     Other income increased from $1,741, for the three-month period ended March 31, 1999, to $15,791 for the three month period ended
March 31, 2000.

     There was no income tax expense during the three month period ended March 31, 2000 due to the availability of federal and state operating loss carryforwards. Management believes that these operating loss carryforwards will be sufficient to offset current estimated taxable income in 2000.

     As a result of the foregoing, net income increased to $139,000 for the three-month period ended March 31, 2000, from a net loss of $(84,489) for the three month period ended March 31, 1999.

     The Company installed a new dryer that was originally scheduled for partial completion in June 1997, but was placed into modified production during the last week of September 1997 for an initial shakedown period in order to surface potential operating problems. However, on November 1, 1997, a fire occurred in the new dryer, causing severe damage to the rolls, insulation and other structural steel components, rendering it inoperable and resulting in an interruption of the Company's anticipated productivity of its major product line, which adversely affected revenues and profitability.
The dryer was placed in a temporary state of repair and production resumed on January 12, 1998. On January 30, 1998, there was another fire in the new dryer that was restricted to an area at the end of the dryer. The damage was repaired in a short period of time with a resumption of production on February 9, 1998. Once back into production, the new dryer produced at a level of 40% of its anticipated production capability, which level is equivalent to the Company's previous capacity in running five units.
     The Company believes that recovery under its business interruption policy, when finally received, should provide the wherewithal to cover a substantial portion of lost revenues.
     Management believes that insurance will cover substantially all of the Company's property and business losses relating to the fires. However, the Company may incur costs as a result of the fires which will not be covered by insurance. Management is unable to estimate at this time the magnitude of such costs. The insurance claims process is lengthy, and its outcome cannot be predicted with certainty.
     The Company is presently in litigation with the insurance company over coverage and the amount to be paid. The matter is being considered by a Federal judge in the U.S. District Court-District of New Jersey. Subsequent to the end of the first quarter ended March 31, 2000, the Company was notified that the judge had ordered the maximum insurance liability of the insurance company to be 105% of certain property and business interruption values reported by the Company and that coinsurance applies to any losses payable. The Company is currently reassessing the projected recovery based on such decision. The matter is currently subject to discovery and a final resolution is expected during the 2000 fiscal year.
     Based on its present assessment of the situation, management believes that the fires have had an adverse effect on the Company's financial position and operating results which can be expected to continue well into 2000.


LIQUIDITY AND CAPITAL RESOURCES
     Cash flows from operating activities and bank borrowings are the primary sources of liquidity. Net cash (used in) provided by operating activities amounted to $0.2 million in the three months ended March 31, 2000 and $0.8 million in the three months ended March 31, 1999.
     Working capital was $2,659,597 at March 31, 2000, as compared to $2,564,212 at December 31, 1999, an increase of $95,385.
     Capital expenditures for new and improved facilities and equipment, which are financed primarily through internally generated funds and debt, were $0.2 million and $0.3 million in 2000 and 1999, respectively. The Company has estimated capital expenditures for the remaining nine (9) months of 2000 in the amount of $1.2 million. Such amounts may be revised based on the timing of receipts of payments or settlements from its insurance carrier on the fire loss described under "Results of Operations".
     Cash flows from financing activities increased from $(0.1) million used in 1999 to $0.2 million provided in 2000, primarily as a result of the increase in short term debt of $0.3 million during the period ended March 31, 2000.

     The Company is party to a loan agreement (the "Agreement") and promissory note with the New Jersey Economic Development Authority (the "Authority"). Under the Agreement, the Authority loaned the Company $4,140,000 out of the proceeds from the issuance of the Authority's Economic Growth Bonds (Greater Mercer County Composite Issue) 1996 Series E (the "Bonds") to be used in connection with specified capital expenditures described in the Agreement. Interest is charged at the variable rate of interest due on the Bonds (3.75% at March 31, 2000).
     In connection with the Agreement, the Authority also entered into a trust indenture with a bank to serve as trustee and tender agent for the loan proceeds. Principal and interest are payable monthly to the trustee in varying amounts through 2006.
     The trust indenture is secured in part by the Agreement and by a direct pay Letter of Credit facility in the face amount of $4,209,000. The Letter of Credit facility contains financial and other restrictive covenants. The Agreement, as currently amended, contains financial and other covenants including tangible net worth, cash flow coverage, current ratio and liabilities to tangible net worth (all as defined) with which the Company was in compliance at March 31, 2000 and December 31, 1999. The Amended Agreement further provides for collateralization of the Letter of Credit facility by substantially all of the Company's assets. On April 4, 2000 the Company and the bank agreed to amend certain financial covenants for the fiscal quarter and year 2000, with which management believes the Company will be in compliance through December 31, 2000.
     The Company has a $2.0 million unsecured demand note line of credit agreement with a bank which expires July 28, 2000. Interest is charged at the bank's index rate (9.0% at March 31, 2000) less 0.25%. As of March 31, 2000 and December 31, 1999, $299,341 and
$0, respectively, was outstanding under the line of credit. The Company believes that the demand note line of credit will be extended in the normal course of business into 2001. The note provides for prepayments and advances as required to satisfy working capital needs. The note is collateralized by substantially all of the Company's assets. Interest is payable monthly at the prime lending rate (as defined) less 0.25%.
     Management believes that cash flows from operations, coupled with its bank credit facilities, are adequate for the Company to meet its obligations.


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


OTHER DEVELOPMENTS
     The Company is a party to purchase agreement contracts to purchase readily available wastepaper from two suppliers. Under the terms of the contracts, the Company is required to make purchases at a minimum price per ton, as defined, or at the prevailing market price, whichever is greater. The contracts require minimum quantity purchases by the Company which are generally below the Company's normal usage. Purchases in the three months ended March 31, 2000 and the three months ended March 31, 1999, aggregated approximately $231,000 and $197,000, respectively. The contracts expire in 2009.





































          Part 2

          OTHER INFORMATION

          March 31, 2000
          ITEM 9


          EXHIBITS AND REPORTS ON FORM 8-K

          (b) Reports on Form 8-K - There are no reports on Form
          8-K filed for the three months ended March 31, 2000.


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