Form 10-Q
period 2000-06-30
HOMASOTE CO
filed 2000-08-14
CIK 48165

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     (X)Yes     ( )No

     At June 30, 2000, 348,799 shares of common stock of the registrant were outstanding.





























Results of Operations
                                 Homasote Company and Subsidiary
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                     AND RETAINED EARNINGS
                                          (UNAUDITED)

                    For the three months     For the six months
                           ended                    ended
                          June 30,                 June 30,
                       2000        1999       2000        1999
                    ---------   ---------  ----------  ----------

Net sales           6,606,570   5,967,301  13,190,082  12,464,242
Cost of sales       4,798,457   4,506,658   9,718,852   9,427,532
                    ---------   ---------  ----------  ----------
 Gross profit       1,808,113   1,460,643   3,471,230   3,036,710
 Selling, general
  and administrative
  expenses          1,633,916   1,591,687   3,187,057   3,209,032
                    ---------   ---------  ----------  ----------
 Operating income
 (loss)               174,197    (131,044)    284,173    (172,322)

Other income (expense):
 Gain on sale of
  assets                1,350         331      27,350         584
 Interest income       15,349      13,328      30,113      34,676
 Interest expense     (37,445)    (41,789)    (64,976)   (108,089)
 Other income           9,793       4,168      25,584       5,656
                    ---------   ---------  ----------  ----------
                      (10,953)    (23,962)     18,071     (67,173)
                    ---------   ---------  ----------   ---------
Net earnings (loss)   163,244    (155,006)    302,244    (239,495)
Retained earnings
 at beginning of
  period           13,468,222  13,631,553  13,329,222  13,716,042
                   ----------  ----------  ----------  ----------
Retained earnings
 at end of period  13,631,466  13,476,547  13,631,466  13,476,547
                   ==========  ==========  ==========  ==========
Basic and diluted net
 earnings (loss) per
 common share            0.47       (0.44)       0.87       (0.69)
                   ==========  ==========  ==========  ==========
Weighted average basic
 and diluted common
 shares outstanding   348,799     348,599     348,799     348,599
                   ==========  ==========  ==========  ==========

See accompanying notes to consolidated financial statements.

                       Homasote Company and Subsidiary
                         CONSOLIDATED BALANCE SHEETS

ASSETS
                               June 30,           December 31,
                                 2000                1999
                             ------------         -----------
                              (UNAUDITED)

CURRENT ASSETS

Cash and cash equivalents    $     67,957        $    291,729
Accounts receivable (net
 of allowance for doubtful
 accounts of $51,392 in
 2000 and 1999)                 2,565,492           2,030,090
Inventories (note 2)            2,719,637           2,980,970
Deferred income
 taxes                            127,992             127,992
Prepaid expenses and
 other current assets             351,918             284,480
                              -----------         -----------
 Total current assets           5,832,996           5,715,261
                              -----------         -----------
Property, plant and
 equipment, at cost            39,971,358          39,317,872
Less accumulated
 depreciation                  29,173,448          28,662,731
                              -----------         -----------
Net property, plant and
 equipment                     10,797,910          10,655,141
 Restricted cash                  825,914             820,623
 Other assets                   2,354,553           2,369,507
                              -----------         -----------
                             $ 19,811,373        $ 19,560,532
                              ===========         ===========



                                                  (continued)











LIABILITIES AND STOCKHOLDERS' EQUITY

                                June 30,          December 31,
                                  2000               1999
                             ------------         -----------
                              (UNAUDITED)

CURRENT LIABILITIES

Short term debt              $    427,644        $        ---
Current installments of
 long-term debt                   425,000             417,500
Accounts payable                1,617,564           2,014,423
Accrued expenses                  850,549             719,126
                              -----------         -----------
Total current liabilities       3,320,757           3,151,049

Long-term debt, excluding
 current installments           2,523,333           2,738,333
Deferred income taxes             127,992             127,992
Other liabilities               6,647,819           6,657,380
                              -----------         -----------
Total liabilities              12,619,901          12,674,754
                              -----------         -----------
STOCKHOLDERS' EQUITY

Common stock, par value $.20
 per share; Authorized
 1,500,000 shares;
 Issued 863,995 shares in
 2000 and 1999                    172,799             172,799
Additional paid-in capital        898,036             898,036
Retained earnings              13,631,466          13,329,222
                              -----------         -----------
                               14,702,301          14,400,057
Less cost of common shares in
 treasury - 515,196 shares in
 2000 and 515,396 shares in
 1999                           7,510,829           7,514,279
                              -----------         -----------
Total stockholders' equity      7,191,472           6,885,778
                              -----------         -----------
                             $ 19,811,373        $ 19,560,532
                              ===========         ===========


See accompanying notes to consolidated financial statements.


                            Homasote Company and Subsidiary
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE SIX MONTHS ENDED JUNE 30,
                                        (UNAUDITED)

                                     2000              1999
                                 -----------       -----------


Cash flows from operating
 activities:
Net earnings (loss)              $   302,244         $  (239,495)
Adjustments to reconcile net
 earnings (loss) to net cash
 provided by operating activities:
Depreciation and amortization        617,387             917,727
Gain on disposal of fixed assets     (27,350)                ---
Changes in assets and liabilities:
Increase in accounts receivable,
 (net)                              (535,402)           (281,015)
Decrease in inventories              261,333             344,842
Decrease in refundable income taxes      ---              44,315
Increase in prepaid expenses and
 other current assets                (67,438)           (106,968)
Increase in other assets                 ---                (425)
(Decrease) increase in accounts
 payable                            (396,859)             91,035
Increase (decrease) in accrued
 expenses                            131,423            (148,873)
(Decrease) increase in other
 liabilities                          (9,561)             38,994
                                   ----------          ----------
Net cash provided by
 operating activities                275,777             660,137
                                   ----------          ----------

Cash flows from investing
 activities:

Proceeds from sale of equipment       27,350                 584
Capital expenditures                (745,202)           (538,146)
(Increase) decrease in restricted
 cash                                 (5,291)             55,753
                                   ----------          ----------

Net cash used in investing
 activities                         (723,143)           (481,809)
                                   ----------          ----------


                                                       (continued)

Cash flows from financing
 activities:

Proceeds from issuance of
 (repayment of) short-term debt      427,644            (886,904)
Repayment of long-term debt         (207,500)           (202,500)
Proceeds from sale of treasury
 stock                                 3,450                 ---
                                  ----------           ---------
Net cash provided by (used in)
 financing activities:               223,594          (1,089,404)
                                  ----------           ---------
Net decrease in cash and cash
 equivalents                        (223,772)           (911,076)
Cash and cash equivalents
 at beginning of period              291,729           1,115,815
                                  ----------          ----------
Cash and cash equivalents
 at end of period                $    67,957         $   204,739
                                  ==========          ==========
Supplemental disclosures of
 cash flow information:

 Cash paid during the period for:

  Interest                       $    64,976         $   108,089
                                  ----------          ----------



See accompanying notes to consolidated financial statements.






















     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE
     PERIOD ENDED JUNE 30, 2000

Note 1. The consolidated financial information as of June 30, 2000 and December 31, 1999, and for the three and six-month periods ended June 30, 2000 and 1999 includes, in the opinion of management, all adjustments (none of which were non-recurring) necessary for a fair presentation of such periods. The consolidated financial information for the three and six-month periods ended June 30, 2000 is not necessarily indicative of the results of operations that might be expected for the entire year ending December 31, 2000.


Note 2.   INVENTORIES
          The following are the major classes of inventories as of June 30, 2000 and December 31, 1999:

                                        2000           1999

               Finished goods.......$1,804,760     $ 2,098,051
               Work in process......    46,432          25,360
               Raw materials........   868,445         857,559
                                    $2,719,637     $ 2,980,970

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


Note 4.   DEBT

          The Company is party to a loan agreement (the "Agreement") and promissory note with the New Jersey Economic Development Authority (the "Authority"). Under the Agreement, the Authority loaned the Company $4,140,000 out of the proceeds from the issuance of the Authority's Economic Growth Bonds (Greater Mercer County Composite Issue) 1996 Series E (the "Bonds") to be used in connection with specified capital expenditures described in the Agreement. Interest is charged at the variable rate of interest due on the Bonds (4.65% at June 30, 2000).


          In connection with the Agreement, the Authority also entered into a trust indenture with a bank to serve as trustee and tender agent for the loan proceeds. Principal and interest are payable monthly to the trustee in varying amounts through 2006.

          The trust indenture is secured in part by the Agreement and by a direct pay Letter of Credit facility in the face amount of $4,209,000. The Letter of Credit facility contains financial and other restrictive covenants. The Agreement, as currently amended, contains financial and other covenants including tangible net worth, cash flow coverage, current ratio and liabilities to tangible net worth (all as defined) with which the Company was in compliance at June 30, 2000 and December 31, 1999. The Amended Agreement further provides for collateralization of the Letter of Credit facility by substantially all of the Company's assets. On April 4, 2000 the Company and the bank agreed to amend certain financial covenants for the fiscal quarters and year 2000, with which management believes the Company will be in compliance through December 31, 2000.

          The Company has a $2.0 million unsecured demand note line of credit agreement with a bank which expires July 28, 2000. Interest is charged at the bank's index rate (9.5% at June 30, 2000) less 0.25%. As of June 30, 2000 and December 31,
          1999, $427,644 and $0, respectively, was outstanding under the line of credit. The demand note line of credit was amended on July 24, 2000. The line of credit was renewed in the amount of $1.0 million and expires July 31, 2001. The note provides for prepayments and advances as required to satisfy working capital needs. The note is collateralized by substantially all of the Company's assets. Interest is payable monthly at the prime lending rate (as defined) less 0.25%.

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

          The dryer was placed in a temporary state of repair and production resumed on January 12, 1998. On January 30, 1998, there was another fire in the new dryer that was restricted to an area at the end of the dryer. The damage was repaired in a short period of time with a resumption of production on February 9, 1998. Once back into production, the new dryer produced at a level of 40% of its anticipated production capability, which level is equivalent to the Company's previous capacity with equipment the new dryer replaced.

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

          The Company is presently in litigation with the insurance company over coverage and the amount to be paid. The matter is being considered by a Federal judge in the U.S. District Court-District of New Jersey. Subsequent to the end of the first quarter ended March 31, 2000, the Company was notified that the judge had ordered the maximum insurance liability of the insurance company to be 105% of certain property and business interruption values reported by the Company and that coinsurance applies to any losses payable. The Company is currently reassessing the projected recovery based on such decision. The matter is currently subject to discovery and a final resolution is expected during 2001.

          Based on its present assessment of the situation, management believes that the fires have had an adverse effect on the Company's financial position and operating results which can be expected to continue well into 2000.










                               FORM 10-Q
                     HOMASOTE COMPANY AND SUBSIDIARY
                              June 30, 2000

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

RESULTS OF OPERATIONS

     The Company's sales are derived from building material wholesalers and industrial manufacturers. Sales during the three months ended June 30, 2000 increased by $639,269 or 10.7% to $6,606,570 from, $5,967,301 in the three months ended June 30, 1999. Sales for the six month period ended June 30, 2000 increased by $725,840 or 5.8% to $13,190,082 from $ 12,464,242 in the six months ended June 30, 1999. The increase is attributable primarily to improved demand for the Company's millboard and industrial packaging products. However, shipments in the year earlier three and six-month periods were adversely affected by reduced millboard production due to the overhaul of a millboard production line.




     Gross profit as a percentage of sales, was 27.4% and 24.5%, respectively, for the three-month periods ended June 30, 2000 and 1999 and 26.3% and 24.4%, respectively, for the six-month periods ended June 30, 2000 and 1999. This increase is attributable primarily to improved coverage of fixed costs due to an increase in sales and a decrease in depreciation expense and non-essential overtime costs in 2000, which was partially offset by an increase in wage rates.

     Selling, general and administrative expenses as a percentage of sales were 24.7% and 26.7%, respectively, for the three-month periods ended June 30, 2000 and 1999 and 24.2% and 25.7%, respectively, for the six-month periods ended June 30, 2000 and 1999. The decrease in the relative percentage of selling, general and administrative expenses is attributable primarily to a refund of state sales taxes and a reduction in the cost of officers' salaries and professional fees, partially offset by increases in other compensation costs and the cost of customer rebate programs.

     Interest income increased to $15,349 for the three-month period ended June 30, 2000, as compared to $13,328 for the three-month period ended June 30, 1999. Interest income decreased to $30,113 for the six-month period ended June 30, 2000 as compared to $34,676 for the six-month period ended June 30, 1999. The decrease in interest income for the six-month period is attributable primarily to a change in the nature of investing excess cash balances. Prior to April 1, 1999 such balances were invested daily in a money market fund. Effective April 1, 1999 these balances are applied daily against the Company's outstanding demand line of credit, resulting in reduced interest income and interest expense.

     Interest expense on debt decreased to $37,445 and $64,976, respectively, for the three and six-month periods ended June 30, 2000, as compared to $41,789 and $108,089, respectively, for the three and six-month periods ended June 30, 1999. The decrease for the six-month period is due primarily to the change in investment of excess cash balances as discussed above.

     Other income increased from $4,168 and $5,656, respectively, for the three and six-month periods ended June 30, 1999, to $9,793 and $25,584 for the three and six-month periods ended June 30, 2000, due primarily to increases in the net price of corrugated paper sold as scrap.

     There was no income tax expense during the three and six-month periods ended June 30, 2000 due to the availability of federal and state operating loss carryforwards. Management believes that these operating loss carryforwards will be sufficient to offset current estimated taxable income in 2000.

     As a result of the foregoing, net income increased to $163,244 and $302,244 for the three and six-month periods ended June 30, 2000, from a net loss of ($155,006) and ($239,495) for the three and six month periods ended June 30, 1999.

The Company installed a new dryer that was originally scheduled for partial completion in June 1997, but was placed into modified production during the last week of September 1997 for an initial shakedown period in order to surface potential operating problems. However, on November 1, 1997, a fire occurred in the new dryer, causing severe damage to the rolls, insulation and other structural steel components, rendering it inoperable and resulting in an interruption of the Company's anticipated productivity of its major product line, which adversely affected revenues and profitability.
The dryer was placed in a temporary state of repair and production resumed on January 12, 1998. On January 30, 1998, there was another fire in the new dryer that was restricted to an area at the end of the dryer. The damage was repaired in a short period of time with a resumption of production on February 9, 1998. Once back into production, the new dryer produced at a level of 40% of its anticipated production capability, which level is equivalent to the Company's previous capacity with equipment that the new dryer replaced.
     The Company believes that recovery under its business interruption policy, when finally received, should provide the wherewithal to cover a substantial portion of lost revenues.
     Management believes that insurance will cover substantially all of the Company's property and business losses relating to the fires. However, the Company may incur costs as a result of the fires which will not be covered by insurance. Management is unable to estimate at this time the magnitude of such costs. The insurance claims process is lengthy, and its outcome cannot be predicted with certainty.
     The Company is presently in litigation with the insurance company over coverage and the amount to be paid. The matter is being considered by a Federal judge in the U.S. District Court-District of New Jersey. Subsequent to the end of the first quarter ended March
31, 2000, the Company was notified that the judge had ordered the maximum insurance liability of the insurance company to be 105% of certain property and business interruption values reported by the Company and that coinsurance applies to any losses payable. The Company is currently reassessing the projected recovery based on such decision. The matter is currently subject to discovery and a final resolution is expected during 2001.
     Based on its present assessment of the situation, management believes that the fires have had an adverse effect on the Company's financial position and operating results which can be expected to continue well into 2000.

LIQUIDITY AND CAPITAL RESOURCES
     Cash flows from operating activities and bank borrowings are the primary sources of liquidity. Net cash provided by operating activities amounted to $0.3 million and $0.7 million in the six-month periods ended June 30, 2000 and 1999, respectively.
     Working capital was $2,512,239 at June 30, 2000, as compared to $2,564,212 at December 31, 1999, a decrease of $51,973.
     Capital expenditures for new and improved facilities and equipment, which are financed primarily through internally generated funds and debt, were $0.7 million and $0.5 million in 2000 and 1999, respectively. The Company has estimated capital expenditures for the remaining six (6) months of 2000 in the amount of $0.8 million. Such amounts may be revised based on the timing of receipts of payments or settlements from its insurance carrier on the fire loss described under "Results of Operations".


     Cash flows from financing activities increased from ($1.1) million used in 1999 to $0.2 million provided in 2000, primarily as a result of the increase in short term debt of $0.4 million during the period ended June 30, 2000 and a decrease in short-term debt of $0.9 million during the period ended June 30, 1999.
The Company is party to a loan agreement (the "Agreement") and promissory note with the New Jersey Economic Development Authority (the "Authority"). Under the Agreement, the Authority loaned the Company $4,140,000 out of the proceeds from the issuance of the Authority's Economic Growth Bonds (Greater Mercer County Composite Issue) 1996 Series E (the "Bonds") to be used in connection with specified capital expenditures described in the Agreement. Interest is charged at the variable rate of interest due on the Bonds (4.65% at June 30, 2000).
In connection with the Agreement, the Authority also entered into a trust indenture with a bank to serve as trustee and tender agent for the loan proceeds. Principal and interest are payable monthly to the trustee in varying amounts through 2006.
The trust indenture is secured in part by the Agreement and by a direct pay Letter of Credit facility in the face amount of $4,209,000. The Letter of Credit facility contains financial and other restrictive covenants. The Agreement, as currently amended, contains financial and other covenants including tangible net worth, cash flow coverage, current ratio and liabilities to tangible net worth (all as defined) with which the Company is in compliance at June 30, 2000 and December 31, 1999. The Amended Agreement further provides for collateralization of the Letter of Credit facility by substantially all of the Company's assets. On April 4, 2000 the Company and the bank agreed to amend certain financial covenants for the fiscal quarters and year 2000, with which management believes the Company will be in compliance through December 31, 2000.
The Company has a $2.0 million unsecured demand note line of credit agreement with a bank which expires July 28, 2000. Interest is charged at the bank's index rate (9.5% at June 30, 2000) less
0.25%. As of June 30, 2000 and December 31, 1999, $427,644 and $0,
respectively, was outstanding under the line of credit. The demand note line of credit was amended on July 24, 2000. The line of credit was renewed in the amount of $1.0 million and expires July 31, 2001. The note provides for prepayments and advances as required to satisfy working capital needs. The note is collateralized by substantially all of the Company's assets. Interest is payable monthly at the prime lending rate (as defined) less 0.25%.
     Management believes that all cash flows from operations, coupled with its bank credit facilities, are adequate for the Company to meet its obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued Statement on Financial Accounting Standards No.133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No.133 standardizes the accounting for derivative instruments by requiring that an entity recognize derivatives as assets or liabilities in the statement of financial position and measure them at fair value.
     In June 1999 the FASB issued SFAS No.137. This statement defers the effective date of SFAS No.133, which is now effective for all quarters of all fiscal years beginning after June 15, 2000. The Company is currently evaluating the effects of SFAS No.133. INFLATION AND ECONOMY
     The Company will continue to maintain a policy of constantly monitoring such factors as product demand and costs, and will adjust prices as these factors and the economic conditions warrant.

OTHER DEVELOPMENTS
     The Company is a party to purchase agreement contracts to purchase readily available wastepaper from two suppliers. Under the terms of the contracts, the Company is required to make purchases at a minimum price per ton, as defined, or at the prevailing market price, whichever is greater. The contracts require minimum quantity purchases by the Company which are generally below the Company's normal usage. Purchases in the six months ended June 30, 2000 and the six-months ended June 30, 1999, aggregated approximately $515,000 and $359,000, respectively. The contracts expire in 2009.










































          Part 2

          OTHER INFORMATION

          June 30, 2000
          ITEM 9


          EXHIBITS AND REPORTS ON FORM 8-K

          (b) Reports on Form 8-K - There are no reports on Form
          8-K filed for the six months ended June 30, 2000.


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