Form 10-Q
period 2000-09-30
HOMASOTE CO
filed 2000-12-08
CIK 48165

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                              FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

     At September 30, 2000, 348,799 shares of common stock of the registrant were outstanding.











Results of Operations
                                 Homasote Company and Subsidiary
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                     AND RETAINED EARNINGS
                                          (UNAUDITED)

                    For the three months     For the nine months
                           ended                    ended
                        September 30,            September 30,
                       2000        1999       2000        1999
                    ---------   ---------  ----------  ----------

Net sales           6,561,836   6,130,368  19,751,918  18,594,610
Cost of sales       5,030,621   4,932,055  14,749,473  14,359,587
                    ---------   ---------  ----------  ----------
 Gross profit       1,531,215   1,198,313   5,002,445   4,235,023
 Selling, general
  and administrative
  expenses          1,776,301   1,493,164   4,963,358   4,702,196
                    ---------   ---------  ----------  ----------
 Operating (loss)
  income             (245,086)   (294,851)     39,087    (467,173)
Other income (expense):
 Gain on sale of
  assets                  ---         ---      27,350         584
 Interest income       18,426      18,258      48,539      52,934
 Interest expense     (34,610)    (35,786)    (99,586)   (143,875)
 Other income          13,109       8,855      38,693      14,511
                    ---------   ---------  ----------  ----------
                       (3,075)     (8,673)     14,996     (75,846)
                    ---------   ---------  ----------   ---------
(Loss) earnings before
 income tax benefit  (248,161)   (303,524)     54,083    (543,019)
Income tax benefit               (138,175)               (138,175)
                    ---------   ---------  ----------   ---------
Net (loss) earnings  (248,161)   (165,349)     54,083    (404,844)
Retained earnings
 at beginning of
  period           13,631,466  13,476,547  13,329,222  13,716,042
Less cash dividends
 paid ($.05 per share
 in 2000 and $0 in
 1999)                (17,440)        ---     (17,440)        ---
Retained earnings
 at end of period  13,365,865  13,311,198  13,365,865  13,311,198
                   ==========  ==========  ==========  ==========
Basic and diluted net
 (loss) earnings per
 common share           (0.71)      (0.47)       0.16       (1.16)
                   ==========  ==========  ==========  ==========
Weighted average basic
 and diluted common
 shares outstanding   348,799     348,599     348,799     348,599
                   ==========  ==========  ==========  ==========
See accompanying notes to consolidated financial statements.

                       Homasote Company and Subsidiary
                         CONSOLIDATED BALANCE SHEETS

ASSETS
                              September 30,       December 31,
                                 2000                1999
                             ------------         -----------
                              (UNAUDITED)

CURRENT ASSETS

Cash and cash equivalents    $    179,318        $    291,729
Accounts receivable (net
 of allowance for doubtful
 accounts of $51,392 in
 2000 and 1999)                 2,037,851           2,030,090
Inventories                     2,700,842           2,980,970
Deferred income
 taxes                            127,992             127,992
Prepaid expenses and
 other current assets             328,502             284,480
                              -----------         -----------
 Total current assets           5,374,505           5,715,261
                              -----------         -----------
Property, plant and
 equipment, at cost            40,383,427          39,317,872
Less accumulated
 depreciation                  29,471,467          28,662,731
                              -----------         -----------
Net property, plant and
 equipment                     10,911,960          10,655,141
 Restricted cash                  787,420             820,623
 Other assets                   2,347,075           2,369,507
                              -----------         -----------
                             $ 19,420,960        $ 19,560,532
                              ===========         ===========



                                                  (continued)












LIABILITIES AND STOCKHOLDERS' EQUITY

                               September 30,      December 31,
                                  2000               1999
                               -------------      -----------
                              (UNAUDITED)

CURRENT LIABILITIES

Current installments of
 long-term debt              $    428,750        $    417,500
Accounts payable                1,932,262           2,014,423
Accrued expenses                  979,725             719,126
                              -----------         -----------
Total current liabilities       3,340,737           3,151,049

Long-term debt, excluding
 current installments           2,415,833           2,738,333
Deferred income taxes             127,992             127,992
Other liabilities               6,610,527           6,657,380
                              -----------         -----------
Total liabilities              12,495,089          12,674,754
                              -----------         -----------
STOCKHOLDERS' EQUITY

Common stock, par value $.20
 per share; Authorized
 1,500,000 shares;
 Issued 863,995 shares in
 2000 and 1999                    172,799             172,799
Additional paid-in capital        898,036             898,036
Retained earnings              13,365,865          13,329,222
                              -----------         -----------
                               14,436,700          14,400,057
Less cost of common shares in
 treasury - 515,196 shares in
 2000 and 515,396 shares in
 1999                           7,510,829           7,514,279
                              -----------         -----------
Total stockholders' equity      6,925,871           6,885,778
                              -----------         -----------
                             $ 19,420,960        $ 19,560,532
                              ===========         ===========


See accompanying notes to consolidated financial statements.



                            Homasote Company and Subsidiary
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                     (UNAUDITED)

                                     2000              1999
                                 -----------       -----------


Cash flows from operating
 activities:
Net earnings (loss)              $    54,083         $  (404,844)
Adjustments to reconcile net
 earnings (loss) to net cash
 provided by operating activities:
Depreciation and amortization        922,884           1,261,654
Gain on disposal of fixed assets     (27,350)                ---
Changes in assets and liabilities:
Increase in accounts receivable       (7,761)           (265,283)
Decrease in inventories              280,128             827,302
Decrease in refundable income taxes      ---             218,377
Increase in prepaid expenses and
 other current assets                (44,022)            (71,236)
Increase in other assets                 ---                (425)
(Decrease) increase in accounts
 payable                             (82,161)            424,238
Increase (decrease) in accrued
 expenses                            260,599             (21,854)
(Decrease) increase in other
 liabilities                         (46,853)             10,659
                                   ----------          ----------
Net cash provided by
 operating activities              1,309,547           1,978,588
                                   ----------          ----------

Cash flows from investing
 activities:

Proceeds from sale of equipment       27,350                 584
Capital expenditures              (1,157,271)           (949,982)
Decrease in restricted
 cash                                 33,203             142,796
                                   ----------          ----------

Net cash used in investing
 activities                       (1,096,718)           (806,602)
                                   ----------          ----------


                                                       (continued)


Cash flows from financing
 activities:

Repayment of short-term debt             ---          (1,882,334)
Repayment of long-term debt         (311,250)           (303,750)
Cash dividends paid                  (17,440)                ---
Proceeds from sale of treasury
 stock                                 3,450                 ---
                                  ----------           ---------
Net cash used in
 financing activities:              (325,240)         (2,186,084)
                                  ----------           ---------
Net decrease in cash and cash
 equivalents                        (112,411)         (1,014,098)
Cash and cash equivalents
 at beginning of period              291,729           1,115,815
                                  ----------          ----------
Cash and cash equivalents
 at end of period                $   179,318         $   101,717
                                  ==========          ==========
Supplemental disclosures of
 cash flow information:

 Cash paid during the period for:

  Interest                       $    34,610         $   143,875
                                  ----------          ----------



See accompanying notes to consolidated financial statements.






















     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE
     PERIOD ENDED SEPTEMBER 30, 2000

Note 1. The consolidated financial information as of September 30, 2000 and for the three and nine-month periods ended September 30, 2000 and 1999 includes, in the opinion of management, all adjustments (none of which were non-recurring) necessary for a fair presentation of such periods. The consolidated financial information for the three and nine-month periods ended September 30, 2000 is not necessarily indicative of the results of operations that might be expected for the entire year ending December 31, 2000.


Note 2.   INVENTORIES
          The following are the major classes of inventories as of September 30, 2000 and December 31, 1999:

                                        2000           1999

               Finished goods.......$1,621,816     $ 2,098,051
               Work in process......   110,645          25,360
               Raw materials........   968,381         857,559
                                    $2,700,842     $ 2,980,970

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


Note 4.   DEBT

          The Company is party to a loan agreement (the "Agreement") and promissory note with the New Jersey Economic Development Authority (the "Authority"). Under the Agreement, the Authority loaned the Company $4,140,000 out of the proceeds from the issuance of the Authority's Economic Growth Bonds (Greater Mercer County Composite Issue) 1996 Series E (the "Bonds") to be used in connection with specified capital expenditures described in the Agreement. Interest is charged at the variable rate of interest due on the Bonds (5.45% at September 30, 2000).


          In connection with the Agreement, the Authority also entered into a trust indenture with a bank to serve as trustee and tender agent for the loan proceeds. Principal and interest are payable monthly to the trustee in varying amounts through 2006.

          The trust indenture is secured in part by the Agreement and by a direct pay Letter of Credit facility in the face amount of $4,209,000. The Letter of Credit facility contains financial and other restrictive covenants. The Agreement, as currently amended, contains financial and other covenants including minimum tangible net worth, cash flow coverage, current ratio and maximum liabilities to tangible net worth (all as defined) with which the Company was in compliance at September 30, 2000 and December 31, 1999. The Amended Agreement further provides for collateralization of the Letter of Credit facility by substantially all of the Company's assets.

          The Company has a $1.0 million unsecured demand note line of credit agreement with a bank which expires July 31, 2001. Interest is charged at the bank's index rate (9.5% at September 30, 2000) less 0.25%. As of September 30, 2000 and December 31, 1999, $0 was outstanding under the line of credit. The note provides for prepayments and advances as required to satisfy working capital needs. The note is collateralized by substantially all of the Company's assets. Interest is payable monthly at the prime lending rate (as defined) less 0.25%.


Note 5.   SUBSEQUENT EVENT

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

          The dryer was placed in a temporary state of repair and production resumed on January 12, 1998. On January 30, 1998, there was another fire in the new dryer that was restricted to an area at the end of the dryer. The damage was repaired in a short period of time with a resumption of production on February 9, 1998. Once back into production, the new dryer has produced at a level of 40% of its anticipated production capability, which level is equivalent to the Company's previous capacity with equipment the new dryer replaced.

          The Company was engaged in litigation with its insurance company over coverage and the amount to be paid with respect to the loss. On November 14, 2000, the Company and the insurance company reached a settlement, pursuant to which the insurance company will pay an additional $2,250,000 to the Company for all claims arising under the policy. Upon receipt, the additional proceeds will be reflected as other income. The Company is currently considering alternative uses of these funds. The insurance company had previously advanced $1,964,000 to the Company in 1998. As a result, the total amount received and to be received under its insurance coverage is $4,214,000.
































                               FORM 10-Q
                     HOMASOTE COMPANY AND SUBSIDIARY
                            September 30, 2000

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

RESULTS OF OPERATIONS

     The Company's sales are derived from building material wholesalers and industrial manufacturers. Sales during the three months ended September 30, 2000 increased by $431,468 or 7.0% to $6,561,836 from, $6,130,368 in the three months ended September 30, 1999. Sales for the nine month period ended September 30, 2000 increased by $1,157,308 or 6.2% to $19,751,918 from $18,594,610 in the nine months ended September 30, 1999. The increase is attributable primarily to improved demand for the Company's millboard and industrial packaging products. However, shipments in the year earlier nine-month period were adversely affected by reduced millboard production due to the overhaul of a millboard production line.



     Gross profit as a percentage of sales, was 23.3% and 19.5%, respectively, for the three-month periods ended September 30, 2000 and 1999 and 25.3% and 22.8%, respectively, for the nine-month periods ended September 30, 2000 and 1999. This increase in the year 2000 periods is attributable primarily to improved coverage of fixed costs due to an increase in sales and a decrease in depreciation expense and non-essential overtime costs in 2000. The increase in gross profit percentage caused by these items was partially offset by increases in wage rates, health insurance costs and other incremental costs, and a 10 day maintenance shutdown in the current three month period.
     Selling, general and administrative expenses as a percentage of sales were 27.0% and 24.4%, respectively, for the three-month periods ended September 30, 2000 and 1999 and 25.1% and 25.3%, respectively, for the nine-month periods ended September 30, 2000 and 1999. The relative percentage of selling, general and administrative expenses in the third quarter increased primarily in the areas of quality control, worker's compensation costs, advertising and customer rebate programs, partially offset by lower than projected retirement program expenses and decreases in depreciation and amortization costs.
     Interest income increased to $18,426 for the three-month period ended September 30, 2000, as compared to $18,258 for the three-month period ended September 30, 1999. Interest income decreased to $48,539 for the nine-month period ended September 30, 2000 as compared to $52,934 for the nine-month period ended September 30, 1999. The decrease in interest income for the nine-month period is attributable primarily to a change in the nature of investing excess cash balances. Prior to April 1, 1999 such balances were invested daily in a money market fund. Effective April 1, 1999 these balances are applied daily against the Company's outstanding demand line of credit, resulting in reduced interest income and interest expense.
     Interest expense on debt decreased to $34,610 and $99,586, respectively, for the three and nine-month periods ended September 30, 2000, as compared to $35,786 and $143,875, respectively, for the three and nine-month periods ended September 30, 1999. The decrease for the nine-month period is due primarily to the change in investment of excess cash balances as discussed above.
     Other income increased from $8,855 and $14,511, respectively, for the three and nine-month periods ended September 30, 1999, to $13,109 and $38,693, respectively, for the three and nine-month periods ended September 30, 2000, due primarily to increases in the net price of corrugated paper sold as scrap.
     There was no income tax expense during the three and nine-month periods ended September 30, 2000 due to the availability of federal and state operating loss carryforwards. Management believes that these operating loss carryforwards will be sufficient to offset taxes on current estimated taxable income in 2000. The Company recorded an income tax benefit of $138,175 in the three and nine-month periods ended September 30, 1999, resulting from receipt of a federal tax refund in excess of the recorded receivable, and the reduction of certain other tax related accruals no longer required.
     As a result of the foregoing, the net loss of $165,349 for the three-month period ended September 30, 1999, increased to $248,161 for the three-month period ended September 30, 2000. Net income for the nine-month period ended September 30, 2000 improved to $54,083 from a net loss of $404,844 in the nine-month period ended September 30, 1999.

     The Company installed a new dryer that was originally scheduled for partial completion in June 1997, but was placed into modified production during the last week of September 1997 for an initial shakedown period in order to surface potential operating problems. However, on November 1, 1997, a fire occurred in the new dryer, causing severe damage to the rolls, insulation and other structural steel components, rendering it inoperable and resulting in an interruption of the Company's anticipated productivity of its major product line, which adversely affected revenues and profitability.
     The dryer was placed in a temporary state of repair and production resumed on January 12, 1998. On January 30, 1998, there was another fire in the new dryer that was restricted to an area at the end of the dryer. The damage was repaired in a short period of time with a resumption of production on February 9, 1998. Once back into production, the new dryer has produced at a level of 40% of its anticipated production capability, which level is equivalent to the Company's previous capacity with equipment the new dryer replaced.
     The Company was engaged in litigation with its insurance company over coverage and the amount to be paid with respect to the loss. On November 14, 2000, the Company and the insurance company reached a settlement, pursuant to which the insurance company will pay an additional $2,250,000 to the Company for all claims arising under the policy. Upon receipt, the additional proceeds will be reflected as other income. The Company is currently considering alternative uses of these funds. The insurance company had previously advanced $1,964,000 to the Company in 1998. As a result, the total amount received and to be received under its insurance coverage is $4,214,000.


LIQUIDITY AND CAPITAL RESOURCES
     Cash flows from operating activities and bank borrowings are the primary sources of liquidity. Net cash provided by operating activities amounted to $1.3 million and $2.0 million in the nine-month periods ended September 30, 2000 and 1999, respectively.
     Working capital was $2,033,768 at September 30, 2000, as compared to $2,564,212 at December 31, 1999, a decrease of $530,444.
     Capital expenditures for new and improved facilities and equipment, which are financed primarily through internally generated funds and debt, were $1.2 million and $0.9 million in 2000 and 1999, respectively. The Company has estimated capital expenditures for the remaining three (3) months of 2000 in the amount of $0.3 million.
Such amounts may be revised based on the timing of receipts of payments or settlements from its insurance carrier on the fire loss described under "Results of Operations".
     Cash flows from financing activities was ($2.2) million used in 1999 compared to ($0.3) million used in 2000. This reduction in cash used resulted from paying down short-term debt by $1.9 million during the period ended September 30, 1999, with no similar amount in the year 2000 period.
The Company is party to a loan agreement (the "Agreement") and promissory note with the New Jersey Economic Development Authority (the "Authority"). Under the Agreement, the Authority loaned the Company $4,140,000 out of the proceeds from the issuance of the Authority's Economic Growth Bonds (Greater Mercer County Composite Issue) 1996 Series E (the "Bonds") to be used in connection with specified capital expenditures described in the Agreement. Interest is charged at the variable rate of interest due on the Bonds (5.45% at September 30, 2000).
In connection with the Agreement, the Authority also entered into a trust indenture with a bank to serve as trustee and tender agent for the loan proceeds. Principal and interest are payable monthly to the trustee in varying amounts through 2006.
The trust indenture is secured in part by the Agreement and by a direct pay Letter of Credit facility in the face amount of $4,209,000. The Letter of Credit facility contains financial and other restrictive covenants. The Agreement, as currently amended, contains financial and other covenants including minimum tangible net worth, cash flow coverage, current ratio and maximum liabilities to tangible net worth (all as defined) with which the Company is in compliance at September 30, 2000 and December 31, 1999. The Amended Agreement further provides for collateralization of the Letter of Credit facility by substantially all of the Company's assets.
The Company has a $1.0 million unsecured demand note line of credit agreement with a bank which expires July 31, 2001. Interest is charged at the bank's index rate (9.5% at September 30, 2000) less 0.25%. As of September 30, 2000 and December 31, 1999, $0 was outstanding under the line of credit. The note provides for prepayments and advances as required to satisfy working capital needs. The note is collateralized by substantially all of the Company's assets. Interest is payable monthly at the prime lending rate (as defined) less 0.25%.
     Management believes that all cash flows from operations, coupled with its bank credit facilities, are adequate for the Company to meet its obligations.


RECENT ACCOUNTING PRONOUNCEMENTS
     In June 1998, the FASB issued Statement on Financial Accounting Standards No.133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No.133 standardizes the accounting for derivative instruments by requiring that an entity recognize derivatives as assets or liabilities in the statement of financial position and measure them at fair value.
     In June 1999 the FASB issued SFAS No.137. This statement defers the effective date of SFAS No.133, which is now effective for all
quarters of all fiscal years beginning after June 15, 2000.   The
Company does not believe the adoption of this pronouncement will have a material impact on its financial statements or operations.


INFLATION AND ECONOMY
     The Company will continue to maintain a policy of constantly monitoring such factors as product demand and costs, and will adjust prices as these factors and the economic conditions warrant.
     The Company utilizes a significant amount of natural gas in the manufacture of Homasote board. To ensure a consistently effective supply of natural gas, the Company is a party to a two-year purchase agreement expiring October 31, 2000. Current market conditions in the natural gas industry will cause the Company to incur a material increase in the cost of this energy resource approximately 96% effective November 1, 2000.
     The Company has notified its millboard and industrial customers of an energy surcharge to be effective with shipments commencing November 22, 2000. There is no assurance this additional revenue will compensate completely for the increased cost of natural gas.
OTHER DEVELOPMENTS
     The Company is a party to purchase agreement contracts to purchase readily available wastepaper from two suppliers. Under the terms of the contracts, the Company is required to make purchases at a minimum price per ton, as defined, or at the prevailing market price, whichever is greater. The contracts require minimum quantity purchases by the Company which are generally below the Company's normal usage. Purchases in the nine months ended September 30, 2000 and the nine months ended September 30, 1999, aggregated approximately $748,000 and $605,000, respectively. The contracts expire in 2009.













































          Part 2

          OTHER INFORMATION

          September 30, 2000
          ITEM 9


          EXHIBITS AND REPORTS ON FORM 8-K

          (b) Reports on Form 8-K - There are no reports on Form
          8-K filed for the nine months ended September 30, 2000.


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