Form 10-K
period 2000-12-31
HOMASOTE CO
filed 2001-04-02
CIK 48165

FORM 10-K
                   ------------------------------
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
     (Mark One)
      [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
                      FOR THE FISCAL YEAR ENDED

                          DECEMBER 31, 2000

                                 OR
    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM ___________ TO ____________


                     COMMISSION FILE NUMBER 0-?

                          HOMASOTE COMPANY
       (Exact name of registrant as specified in its charter)

          NEW JERSEY                                    21-0388986
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

              LOWER FERRY ROAD, WEST TRENTON, NJ 08628
     (Address of principal executive office, including zip code)

                             609-883-3300
        (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     (X)Yes     ( )No


     As of March 14, 2001, the Aggregate Market Value of the Voting Stock held by non-affiliates was $1,357,608.

     As of March 14, 2001, there were 348,799 shares of common stock, $.20 par value, outstanding.

     Documents Incorporated by Reference

     Homasote Company 2000 Annual Report to Stockholders (Parts II
And IV).

     Proxy Statement dated April 4, 2001 to be filed with the Securities and Exchange Commission within 120 days of December 31, 2000.(Part III)


                    INDEX TO FORM 10-K

                         PART I

ITEM 1.   BUSINESS
          (A)  GENERAL BUSINESS DEVELOPMENT
          (B)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
          (C)  NARRATIVE DESCRIPTION OF BUSINESS
          (D)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC
               OPERATIONS AND EXPORT SALES

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


                         ITEM IV

ITEM 14.  EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
           AND REPORTS ON FORM 8-K

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

          (VII)MATERIAL CUSTOMERS

               ONE CUSTOMER ACCOUNTED FOR 10% AND 11% OF THE COMPANY'S SALES IN 2000 AND 1999, RESPECTIVELY, AND 12% AND 11% OF ACCOUNTS RECEIVABLE AT DECEMBER 31, 2000 AND 1999 RESPECTIVELY.

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

          (XI) RESEARCH AND DEVELOPMENT

               THE REGISTRANT DEFINES RESEARCH AS THE
               EXPERIMENTATION WITH RESPECT TO NEW PRODUCTS OR DESIGNS. IT DEFINES QUALITY CONTROL AS THE ONGOING SUPPORT FOR EXISTING PRODUCTS OR DESIGNS. DURING THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 NO AMOUNTS WERE SPENT ON RESEARCH AND DEVELOPMENT.

               DURING THE YEARS ENDED DECEMBER 31, 2000, 1999 AND
               1998 THE REGISTRANT INCURRED QUALITY CONTROL COSTS
               OF $148,954, $84,097, AND $93,491, RESPECTIVELY.

          (XII)ENVIRONMENTAL PROTECTION

               AS OF DECEMBER 31, 2000, COMPLIANCE WITH FEDERAL, STATE AND LOCAL PROVISIONS WHICH HAVE BEEN ENACTED OR ADOPTED TO REGULATE THE PROTECTION OF THE ENVIRONMENT WILL NOT HAVE A MATERIAL EFFECT UPON THE CAPITAL EXPENDITURES, EARNINGS OR COMPETITIVE POSITION OF THE REGISTRANT OR ITS SUBSIDIARY. THE REGISTRANT DOES NOT EXPECT TO MAKE ANY MATERIAL CAPITAL EXPENDITURES FOR ENVIRONMENTAL CONTROL FACILITIES FOR ITS 2001 FISCAL YEAR.

          (XIII)NUMBER OF EMPLOYEES

          AS OF DECEMBER 31, 2000, THE REGISTRANT EMPLOYED 229
          EMPLOYEES, AS COMPARED TO 219 IN 1999.

     (D)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC
          OPERATIONS AND EXPORT SALES

          FOREIGN SALES, PRIMARILY IN CANADA AND THE UNITED KINGDOM, ACCOUNTED FOR APPROXIMATELY 11% IN THE YEAR ENDED DECEMBER 31, 2000 AND 5% AND 6% IN THE YEARS ENDED DECEMBER 31, 1999 AND 1998, RESPECTIVELY, OF THE REGISTRANT'S TOTAL SALES. THE REGISTRANT IS CONTINUING ITS EFFORTS TO EXPAND SALES WORLDWIDE.

ITEM 2.   PROPERTIES

          THE REGISTRANT'S PLANT AND MAIN OFFICES ARE LOCATED OFF LOWER FERRY ROAD, EWING TOWNSHIP, TRENTON, NEW JERSEY. THE PROPERTY CONSISTS OF APPROXIMATELY 28 ACRES WITH PRIVATE RAILROAD SIDINGS ENTERING THE SHIPPING AND MANUFACTURING AREAS. BUILDINGS ARE OF CINDER BLOCK AND BRICK CONSTRUCTION, WITH A FLOOR AREA OF APPROXIMATELY 600,000 SQUARE FEET, WHICH ARE PROPERLY ARRANGED FOR THE MANUFACTURE AND FINISHING OF ALL THE REGISTRANT'S PRODUCTS. THE ENTIRE AREA IS PROTECTED WITH AN ENCLOSURE OF CYCLONE FENCING AND GUARD HOUSE. ALL MANUFACTURING OPERATIONS AND THE OFFICE COMPLEX ARE PROTECTED BY FIRE SPRINKLERS AND ARE MONITORED BY A SECURITY COMPANY FOR FIRE PROTECTION. ALL PROPERTY IS HELD IN FEE SIMPLE.
          THE MANUFACTURING OPERATION RUNS THREE SHIFTS, FIVE DAYS A WEEK. PRODUCTION SCHEDULING AND ACTIVITY IS DEPENDENT DIRECTLY UPON THE ECONOMIC CONDITION OF THE BUILDING CONSTRUCTION AND MANUFACTURING INDUSTRIES.
ITEM 3.   LEGAL PROCEEDINGS

          AS OF DECEMBER 31, 2000, THERE WAS NO MATERIAL PENDING LITIGATION AGAINST THE REGISTRANT. HOWEVER, SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS" RESPECTING THE SETTLEMENT OF CERTAIN LITIGATION BROUGHT BY THE REGISTRANT AGAINST ITS INSURANCE CARRIER RESPECTING LOSSES INCURRED AS A RESULT OF FIRES INVOLVING THE REGISTRANT'S NEW DRYER, WHICH DISCUSSION IS INCORPORATED HEREIN BY REFERENCE AS PART OF EXHIBIT 13.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          NOT APPLICABLE.

                         PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

          THIS INFORMATION IS INCLUDED IN THE HOMASOTE COMPANY 2000 ANNUAL REPORT TO STOCKHOLDERS. SEE THE TWO YEAR DIVIDEND AND STOCK PRICE COMPARISON SECTION OF SUCH REPORT
          INCORPORATED HEREIN BY REFERENCE AS EXHIBIT 13.

ITEM 6.   SELECTED FINANCIAL DATA

          SEE CONSOLIDATED FIVE YEAR HIGHLIGHTS SECTION OF THE
          HOMASOTE COMPANY 2000 ANNUAL REPORT TO STOCKHOLDERS
          INCORPORATED HEREIN BY REFERENCE AS EXHIBIT 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS SECTION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          SEE MANAGEMENT'S DISCUSSION AND ANALYSIS SECTION OF THE
          HOMASOTE COMPANY 2000 ANNUAL REPORT TO STOCKHOLDERS
          INCORPORATED HEREIN BY REFERENCE AS EXHIBIT 13.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKETING
          RISK

          IN THE NORMAL COURSE OF BUSINESS, THE COMPANY IS EXPOSED TO FLUCTUATIONS IN INTEREST RATES AND EQUITY MARKET RISKS AS THE COMPANY SEEKS DEBT AND EQUITY CAPITAL TO SUSTAIN ITS OPERATIONS.
          THE INFORMATION BELOW SUMMARIZES THE COMPANY'S MARKET RISK ASSOCIATED WITH ITS DEBT OBLIGATIONS AS OF DECEMBER 31, 2000. FAIR VALUE INCLUDED HEREIN HAS BEEN ESTIMATED TAKING INTO CONSIDERATION THE NATURE AND TERM OF THE DEBT INSTRUMENT AND THE PREVAILING ECONOMIC AND MARKET CONDITIONS AT THE BALANCE SHEET DATE. THE TABLE BELOW PRESENTS PRINCIPAL CASH FLOWS BY YEAR OF MATURITY BASED ON THE TERMS OF THE DEBT. THE VARIABLE INTEREST RATE DISCLOSED REPRESENTS THE RATE AT DECEMBER 31, 2000. CHANGES IN THE PRIME INTEREST RATE DURING FISCAL 2001 WILL HAVE A POSITIVE OR NEGATIVE EFFECT ON THE COMPANY'S INTEREST EXPENSE. THE COMPANY HAD NO DEBT OUTSTANDING AS OF DECEMBER 31, 2000. FURTHER INFORMATION SPECIFIC TO THE COMPANY'S DEBT IS PRESENTED IN NOTE 4 TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                                                   YEAR OF
               ESTIMATED           CARRYING       MATURITY
DESCRIPTION    FAIR VALUE           AMOUNT         2001

DEMAND NOTE         $ 0            $ 0             ---

INTEREST RATE       ---             ---           9.25%

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          SEE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO
          CONSOLIDATED FINANCIAL STATEMENTS OF THE HOMASOTE COMPANY 2000 ANNUAL REPORT TO STOCKHOLDERS INCORPORATED HEREIN BY REFERENCE AS EXHIBIT 13.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          NONE.

                         PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (A)  DIRECTORS

          A DEFINITIVE PROXY STATEMENT DATED APRIL 4, 2001, WHICH
          WILL BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION INCLUDING THE INFORMATION REQUIRED BY THESE ITEMS, IS
          INCORPORATED HEREIN BY REFERENCE.

     (B)  EXECUTIVE OFFICERS
                                                  EXPERIENCE
                                   STARTED        IN YEARS
                                   IN             AT
     NAME           TITLE (6)      POSITION       POSITION  AGE
- ------------------  ---------      --------       --------  ---
WARREN L. FLICKER   CHAIRMAN OF
(1)                  THE BOARD AND
                      CHIEF EXECUTIVE
                       OFFICER     1/01/00         1        57

PETER J. MCELVOGUE  PRESIDENT      7/1/00          -        38
(2)

JOSEPH A. BRONSARD  EXECUTIVE VICE
(3)                  PRESIDENT     1/01/95         5        67

JAMES M. REISER     VICE PRESIDENT 3/01/99         2        58
(4)                  AND CHIEF
                      FINANCIAL
                       OFFICER

IRENE T. GRAHAM     ACTING         11/12/99        1        79
(5)                  SECRETARY


     (1)  EMPLOYED BY THE COMPANY SINCE 1965.
     (2)  EMPLOYED BY THE COMPANY SINCE 2000.
     (3)  EMPLOYED BY THE COMPANY SINCE 1968.
     (4)  EMPLOYED BY THE COMPANY SINCE 1999.
     (5) EMPLOYED BY THE COMPANY SINCE 1999, PREVIOUSLY SERVED AS THE COMPANY'S CORPORATE SECRETARY FROM 1985 TO 1994.
     (6)  THE OFFICERS MENTIONED ABOVE ARE RE-ELECTED EACH YEAR
          BY THE BOARD OF DIRECTORS AT THEIR ANNUAL MEETING.

ITEM 11.  EXECUTIVE COMPENSATION

          A DEFINITIVE PROXY STATEMENT DATED APRIL 4, 2001, WHICH
          WILL BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION INCLUDING THE INFORMATION REQUIRED BY THESE ITEMS, IS
          INCORPORATED HEREIN BY REFERENCE.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          A DEFINITIVE PROXY STATEMENT DATED APRIL 4, 2001, WHICH
          WILL BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION INCLUDING THE INFORMATION REQUIRED BY THESE ITEMS, IS
          INCORPORATED HEREIN BY REFERENCE.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          A DEFINITIVE PROXY STATEMENT DATED APRIL 4, 2001, WHICH
          WILL BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION INCLUDING THE INFORMATION REQUIRED BY THESE ITEMS, IS
          INCORPORATED HEREIN BY REFERENCE.

                         PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A)  (1)  CONSOLIDATED FINANCIAL STATEMENTS INCORPORATED HEREIN
                BY REFERENCE AS PART OF EXHIBIT 13.

               INDEPENDENT AUDITORS' REPORT INCORPORATED HEREIN BY
                REFERENCE AS PART OF EXHIBIT 13.

               CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED
                EARNINGS - YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 INCORPORATED HEREIN BY REFERENCE AS PART OF
                EXHIBIT 13.

               CONSOLIDATED BALANCE SHEETS - DECEMBER 31, 2000 AND
                1999 INCORPORATED HEREIN BY REFERENCE AS PART OF
                EXHIBIT 13.

               CONSOLIDATED STATEMENTS OF CASH FLOWS - YEARS ENDED
                DECEMBER 31, 2000, 1999 AND 1998 INCORPORATED HEREIN BY REFERENCE AS PART OF EXHIBIT 13.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS INCORPORATED
                HEREIN BY REFERENCE AS PART OF EXHIBIT 13.
          (2)  FINANCIAL STATEMENT SCHEDULES

               INDEPENDENT AUDITORS' REPORT

               SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS -
              YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

               NO OTHER SCHEDULES ARE REQUIRED.

          (3)  EXHIBITS

                3   ARTICLES OF INCORPORATION AND BYLAWS*

              13   HOMASOTE COMPANY 2000 ANNUAL REPORT TO STOCKHOLDERS

     (B)       REPORT ON FORM 8-K

               NO REPORTS ON FORM 8-K WERE FILED IN THE THREE
               MONTHS ENDED DECEMBER 31, 2000.

     *PREVIOUSLY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION

                         SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED,
THEREUNTO DULY AUTHORIZED.

                                   HOMASOTE COMPANY

DATED:    MARCH 30, 2001           BY WARREN FLICKER
                                   CHAIRMAN AND CHIEF EXECUTIVE
                                   OFFICER

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES ON THE DATE INDICATED.

WARREN FLICKER           CHAIRMAN, CEO            MARCH 30, 2001
                          & DIRECTOR

PETER J. MCELVOGUE       PRESIDENT                MARCH 30, 2001

JOSEPH A. BRONSARD       EXECUTIVE VICE
                          PRESIDENT & DIRECTOR    MARCH 30, 2001

JAMES M. REISER          VICE PRESIDENT,          MARCH 30, 2001
                          CFO & DIRECTOR

IRENE T. GRAHAM             CORPORATE SECRETARY    MARCH 30, 2001
                         & DIRECTOR

IRVING FLICKER         CHAIRMAN EMERITUS
                         & DIRECTOR           MARCH 30, 2001

MICHAEL FLICKER          DIRECTOR                 MARCH 30, 2001

PETER N. OUTERBRIDGE     DIRECTOR                 MARCH 30, 2001

CHARLES A. SABINO        DIRECTOR                 MARCH 30, 2001

NORMAN SHARLIN           DIRECTOR                 MARCH 30, 2001
TO SHAREHOLDERS AND EMPLOYEES

     Growing success of 440 Sound Barrier products, increased sales of the Homex 300 product line and sales gains in Pak-Line cushioning and packaging products highlighted the year 2000 for Homasote Company.
     We introduced the 440 Sound Barrier product line in 1998, then aggressively marketed beginning with the 1999 International Builders Show as the added sound-reduction component in UL Series L500 floor systems.
     Until 1999, Homex 300 expansion joint and forming products had been promoted only in the Southwest. Then we launched an aggressive plan to market it throughout North America and introduce it in Australia and South America.
     Contractors have known that Homex 300 is a superior product, but pricing has remained a key issue. We addressed that challenge in 1999, by placing purchase orders for an automated slitting and packaging line that would more than double our output, cut our production costs and allow us to sell a more competitively priced Homex 300 for the retail trade. In 2000 the new line operated at less-than-optimum production rates due to problems in the accumulating and small packaging sections and the bankruptcy of the firm designing and manufacturing the section that automatically unitizes smaller bundles. Even at reduced rates of production the new line had a positive impact on Homex sales in 2000, and we expect it to be completed by the end of the second quarter of 2001.
     Other Homasote Company building material products whose sales continued to grow include Design Wall decorative indoor paneling; Comfort BaseTM sound reduction over-concrete panels; and 4-Way Floor Deck lines.
     We continue to test our products for both fire and sound transmission. After extensive testing we hope to be able to aggressively market the Firestall Roof Deck line for commercial purposes in the latter part of 2001.
     The Pak-Line division, which supplies cushioning and packaging products to manufacturers around the globe, registered sales increases in packaging products for small component motors and paper roll protection strips. The glass and steel separator markets also were growth areas for Pak-Line products.
     We made inroads in 2000 with Canadian and overseas commercial furniture and display manufacturers, two vast markets in which we have yet to dent the surface.
     We purchased a used heavy duty sanding line and expect it to be installed and operating by midyear 2001. The sanding equipment will allow us to sell products meeting more exact thickness tolerances than ever before. It will also open the doors to furniture manufacturers that we previously have been unable to approach.
     The new sanding process will allow us to enter a prestigious high-
end market   specialty panel display board, also known as museum display board, which in Great Britain is referred to as "pin board."




     We finally reached a settlement with our insurance company. Those results are found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" at the rear of this report.
     Net sales for 2000 were $27,744,946 versus 1999 sales of $25,018,201, an increase of $2,726,745 or 10.9%. Net earnings for the year were $313,692, resulting in net earnings per common share of $.90. Net working capital was $1,928,925, a decrease of $635,287 from the previous year.
     We note with sadness the death, in November 2000, of former Homasote president and vice-chairman Shanley E. Flicker. Shanley, 82, a Yardley, Pennsylvania resident, had also been vice president and trustee of the Homasote Foundation. Shanley retired in the beginning of the year and was looking forward to a very active retirement still maintaining a hand in everyday business functions. He is survived by his wife, Miriam Reader Flicker; a son, Marc; and a daughter, Barbara Cole. Shanley is also survived by his brother, Irving Flicker, our chairman emeritus.
     Our other millennium retirees included: Andrew R. Farkas, Irving Flicker, John Jeavons Sr., and John Robbins. Best wishes for long and happy retirements to each of the employees who left us in 2000.
     We wish to thank our loyal shareholders, directors, officers, management, employees, customers, and suppliers for their continued support.



Warren L. Flicker       Irving Flicker       Peter J. McElvogue
Chairman of the Board,  Chairman Emeritus    President
Chief Executive Officer
























Homasote Company and Subsidiary
Consolidated Five Year Highlights
                                                2000
                                             ---------
Net sales                                  $  27,744,946
Depreciation and amortization              $   1,262,672
Net earnings (loss)                        $     313,692
Common shares outstanding
 (weighted average basic and diluted)            348,799
Basic and diluted net earnings
 (loss) per common share                   $         .90
Dividends-declared and paid                $      34,880
Dividends per share                        $         .10
Working capital                            $   1,928,925
Working capital ratio                              1.5:1
Capital expenditures                       $   1,519,990
Total assets                               $  19,750,205
Long-term debt, excluding current
 portion                                   $   2,305,833
Stockholders' equity                       $   7,168,040
Common shares outstanding                        348,799
Per share book value of common stock       $       20.55


                                                 1999
                                             ---------
Net sales                                  $  25,018,201
Depreciation and amortization              $   1,533,583
Net earnings (loss)                        $    (386,820)
Common shares outstanding
 (weighted average basic and diluted)            348,599
Basic and diluted net earnings
 (loss) per common share                   $       (1.11)
Dividends-declared and paid                $        0.00
Dividends per share                        $        0.00
Working capital                            $   2,564,212
Working capital ratio                              1.8:1
Capital expenditures                       $   1,282,412
Total assets                               $  19,560,532
Long-term debt, excluding current
 portion                                   $   2,738,333
Stockholders' equity                       $   6,885,778
Common shares outstanding                        348,599
Per share book value of common stock       $       19.75



Homasote Company and Subsidiary
Consolidated Five Year Highlights

                                                 1998
                                             ---------
Net sales                                  $  24,302,836
Depreciation and amortization              $   1,365,692
Net earnings (loss)                        $    (698,229)
Common shares outstanding
 (weighted average basic and diluted)            348,630
Basic and diluted net earnings
 (loss) per common share                   $       (2.00)
Dividends-declared and paid                $        0.00
Dividends per share                        $        0.00
Working capital                            $   2,902,215
Working capital ratio                              1.6:1
Capital expenditures                       $   1,284,154
Total assets                               $  21,621,616
Long-term debt, excluding current
 portion                                   $   3,155,833
Stockholders' equity                       $   7,272,598
Common shares outstanding                        348,599
Per share book value of common stock       $       20.86




                                                 1997
                                             ---------
Net sales                                  $  25,385,686
Depreciation and amortization              $     888,944
Net earnings (loss)                        $    (445,778)
Common shares outstanding
 (weighted average basic and diluted)            364,479
Basic and diluted net earnings
(loss) per common share                    $       (1.22)
Dividends-declared and paid                $      90,300
Dividends per share                        $        0.26
Working capital                            $   3,383,330
Working capital ratio                              2.0:1
Capital expenditures                       $   4,291,324
Total assets                               $  20,137,096
Long-term debt, excluding current
 portion                                   $   3,562,500
Stockholders' equity                       $   7,974,309
Common shares outstanding                        348,801
Per share book value of common stock       $       22.86

Homasote Company and Subsidiary
Consolidated Five Year Highlights
                                                 1996
                                             ---------
Net sales                                  $  27,639,869
Depreciation and amortization              $     606,830
Net earnings (loss)                        $     708,489
Common shares outstanding
 (weighted average basic and diluted)            376,528
Basic and diluted net earnings (loss)
 per common share                          $        1.88
Dividends-declared and paid                $     165,694
Dividends per share                        $        0.44
Working capital                            $   5,931,981
Working capital ratio                              3.9:1
Capital expenditures                       $   2,444,627
Total assets                               $  20,067,202
Long-term debt, excluding current
 portion                                   $   3,987,500
Stockholders' equity                       $   8,943,929
Common shares outstanding                        376,251
Per share book value of common stock       $       23.77


TWO YEAR DIVIDEND AND STOCK PRICE COMPARISON
CASH DIVIDENDS

Quarterly cash dividends for the last two years were as follows:

Quarter        2000      1999
               ----      ----
First       $  0.00   $  0.00
Second         0.00      0.00
Third          0.05      0.00
Fourth         0.05      0.00
               ----      ----
            $  0.10   $  0.00









STOCK PRICES

Stock prices for the last two years were as follows:

                    2000                1999
Quarter        High      Low       High      Low
               -----     -----     -----     -----
First        $  8.50   $  5.87   $ 14.25   $ 11.12
Second       $  9.00   $  5.00   $ 12.50   $  9.87
Third        $ 15.00   $  8.50   $ 11.37   $  9.00
Fourth       $ 14.00   $  8.50   $  9.25   $  5.62

The number of Stockholders of record of the Company at December 31, 2000 and 1999 is 229 and 232, respectively.

PROFILE

Homasote Company manufactures building and industrial products used in various construction and manufacturing industries.

Homasote International Sales Co., Inc. is an export company.





























                  Homasote Company and Subsidiary
     CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                   Years ended December 31


                                 2000         1999         1998
                               ---------   ----------   ---------

Net sales                  $ 27,744,946 $ 25,018,201 $24,302,836
Cost of sales                20,754,224   19,382,472  19,035,275
                             ----------   ----------  ----------
Gross profit                  6,990,722    5,635,729   5,267,561
Selling, general and
 administrative expenses      6,684,878    5,975,088   6,597,579
                              ---------   ----------  ----------
Operating income (loss)         305,844     (339,359) (1,330,018)
Other income (expense):
Gain on sale of assets           27,350        5,850       6,218
Interest income                  65,315       79,860      72,002
Interest expense               (130,003)    (172,718)   (284,277)
Other income                     45,186       19,033     500,695
                             ----------   ----------  ----------
Earnings (loss) before
 income tax benefit             313,692     (407,334) (1,035,380)
Income tax benefit                  ---      (20,514)   (337,151)
                             ----------   ----------  ----------
Net earnings (loss)             313,692     (386,820)   (698,229)

Retained earnings at
 beginning of year           13,329,222   13,716,042  14,414,271
Less dividends declared and
 paid (0.10 per share
 in 2000)                       (34,880)         ---         ---
                             ----------   ----------  ----------
Retained earnings at
 end of year               $ 13,608,034 $ 13,329,222 $13,716,042
                             ==========   ==========  ==========
Basic and diluted net
 earnings (loss) per
 common share              $        .90 $      (1.11)$     (2.00)
                             ==========   ==========  ==========
Weighted average basic and
 diluted common shares
 outstanding                    348,799      348,599     348,630
                             ==========   ==========  ==========
See accompanying notes to consolidated financial statements.




                       Homasote Company and Subsidiary
                         CONSOLIDATED BALANCE SHEETS

ASSETS
                              December 31,        December 31,
                                  2000               1999
                             ------------         -----------

CURRENT ASSETS:
Cash and cash equivalents    $     56,204       $     291,729
Accounts receivable (net
 of allowance for doubtful
 accounts of $51,392 in 2000
 and 1999)                      2,288,016           2,030,090
Inventories                     2,924,459           2,980,970
Deferred income taxes              29,369             127,992
Prepaid expenses and
 other current assets             242,523             284,480
                             ------------         -----------
Total Current Assets            5,540,571           5,715,261
                             ------------         -----------
Property, plant and
 equipment, net                10,942,368          10,655,141
Restricted cash                   691,778             820,623
Other assets                    2,575,488           2,369,507
                             ------------         -----------
                             $ 19,750,205        $ 19,560,532
                             ============         ===========

See accompanying notes to consolidated financial statements.





















LIABILITIES AND STOCKHOLDERS' EQUITY

                              December 31,        December 31,
                                  2000               1999
                             ------------         -----------

CURRENT LIABILITIES:
Short term debt              $        ---       $         ---
Current installments of
 long-term debt                   432,500             417,500
Accounts payable                2,441,560           2,014,423
Accrued expenses                  737,586             719,126
                             ------------         -----------
Total Current Liabilities       3,611,646           3,151,049

Long-term debt, excluding
 current installments           2,305,833           2,738,333
Deferred income taxes              29,369             127,992
Other liabilities               6,635,317           6,657,380
                             ------------         -----------
Total Liabilities              12,582,165          12,674,754
                             ------------         -----------

COMMITMENTS AND CONTINGENCIES
 (note 10 and 11)

STOCKHOLDERS' EQUITY
Common stock, par value $0.20
 per share; Authorized
 1,500,000 shares;
 Issued 863,995 shares            172,799             172,799
Additional paid-in capital        898,036             898,036
Retained earnings              13,608,034          13,329,222
                             ------------         -----------
                               14,678,869          14,400,057
Less cost of common shares in
 treasury, 515,196 shares in
 2000 and 515,396 shares in
 1999                           7,510,829           7,514,279
                             ------------         -----------
Total Stockholders' Equity      7,168,040           6,885,778
                             ------------         -----------
                             $ 19,750,205       $  19,560,532
                             ============         ===========

See accompanying notes to consolidated financial statements.



                            Homasote Company and Subsidiary
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                YEARS ENDED DECEMBER 31

                                 2000          1999         1998
                             -----------   ----------   -----------

Cash flows from operating
 activities:
Net earnings (loss)           $  313,692   $  (386,820) $ (698,229)
Adjustments to reconcile net
 earnings (loss) to net cash
 provided by operating
 activities:
Depreciation and amortization  1,262,672     1,533,583   1,365,692
Gain on disposal of fixed
 assets                          (27,350)       (5,850)     (4,065)
Deferred income taxes                ---       117,660      21,061
Changes in assets and
 liabilities:
(Increase) decrease in
 accounts receivable, net       (257,926)     (132,186)    314,544
Decrease (increase) in
 inventories                      56,511       847,847  (1,177,828)
Increase in other assets        (235,890)     (277,557)   (280,086)
Decrease in refundable
 income taxes                        ---       218,377     214,327
Decrease (increase) in prepaid
 expenses and other current
  assets                          41,957       (55,735)    242,342
Increase (decrease) in accounts
 payable                         427,137       610,702     (22,469)
Increase (decrease) in accrued
 expenses                         18,460       (28,024)    170,617
(Decrease) increase in other
 liabilities                     (22,063)       74,168   1,378,148
                              ----------    ----------   ---------
Net cash provided by operating
 activities                    1,577,200     2,516,165   1,524,054
                              ----------    ----------   ---------
Cash flows from investing
 activities:
Proceeds from sale of
 equipment                        27,350        5,850        6,100
Capital expenditures          (1,519,990)  (1,282,412)  (1,284,154)
Decrease (increase) in
 restricted cash                 128,845      342,978     (626,353)
                              ----------   ----------    ---------
Net cash used in investing
 activities                   (1,363,795)    (933,584)  (1,904,407)
                              ----------   ----------   -----------
Cash flows from financing
 activities:
(Repayment of) proceeds from
 short-term debt                     ---   (2,000,000)   1,000,000
Repayment of long-term debt     (417,500)    (406,667)    (392,500)
Dividends declared and paid      (34,880)         ---         ---
Proceeds from sale of
 treasury stock                    3,450          ---       58,650
Purchase of treasury
 stock                               ---          ---      (62,132)
                               ----------   ----------     --------
Net cash (used in) provided by
 financing activities:          (448,930)  (2,406,667)     604,018
                              ----------   -----------    ---------
Net (decrease) increase in
 cash and cash equivalents      (235,525)    (824,086)     223,665
Cash and cash equivalents
 at beginning of year            291,729    1,115,815      892,150
                              ----------    ----------    ---------
Cash and cash equivalents
 at end of year              $    56,204  $   291,729   $1,115,815
                               ==========    ==========  ==========
Supplemental disclosures of
 cash flow information:
 Cash paid during the year for:

  Interest                   $   130,003  $   172,718   $  284,277
                               ==========    =========   ==========



See accompanying notes to consolidated financial statements.




















Homasote Company and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000, 1999 and 1998

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS: Homasote Company is in the business of manufacturing insulated wood fiberboard and polyisocyanurate foam products, and operates in only one industry segment; the manufacture and sale of rigid polyisocyanurate and structural insulating building materials, and packing products for industrial customers. Sales in 2000 were distributed as follows: Building material wholesalers and contractors, approximately 71%; industrial manufacturers, approximately 29%; in 1999, building material wholesalers and contractors, approximately 76%; industrial manufacturers, approximately 24%; in 1998, building material wholesalers and contractors, approximately 79%; industrial manufacturers, approximately 21%. The Company's primary basic raw material, wastepaper, is generally readily available from two suppliers with which the Company has purchase contracts that expire in 2009 (see note 10).

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Homasote International Sales Co., Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS: The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

INVENTORY VALUATION: Inventories are valued at the lower of weighted average actual cost, which approximates first in, first out (FIFO), or market.

DEPRECIATION: Property, plant and equipment are stated at cost. Depreciation of plant and equipment is computed using the straight-line and various accelerated methods at rates adequate to depreciate the cost of applicable assets over their expected useful lives. Maintenance and repairs are charged to operations as incurred and major improvements are capitalized. The cost of assets retired or otherwise disposed of and the accumulated depreciation thereon is removed from the accounts with any gain or loss realized upon sale or disposal charged or credited to operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS: As of December 31, 2000 and 1999, the fair value of the Company's financial instruments approximates cost.

REVENUE RECOGNITION: Revenue from product sales is recognized when the related goods are shipped and all significant obligations of the Company have been satisfied.

NET EARNINGS (LOSS) PER COMMON SHARE: Basic net earnings (loss) per common share has been computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the respective periods. Diluted net earnings (loss) per share is the same as basic net earnings (loss) per common share since the Company has a simple capital structure with only common stock outstanding in 2000, 1999 and 1998.
BUSINESS AND CREDIT CONCENTRATIONS: Sales of the Company's products are dependent upon the economic conditions of the housing and manufacturing industries. Changes in these industries may significantly affect management's estimates and the Company's performance.

The majority of the Company's customers are located in the northeastern United States, with the remainder spread throughout the United States
and Canada.   One customer accounted for 10% and 11% of the Company's
sales in 2000 and 1999, respectively, and 12% and 11% of accounts receivable at December 31, 2000 and 1999, respectively.

The Company estimates an allowance for doubtful accounts based upon the actual payment history of each individual customer. Consequently, an adverse change in the financial condition or the local economy of a particular customer could affect the Company's estimate of its bad debts.

EMPLOYEE BENEFIT PLANS: The Company has a non-contributory pension plan covering substantially all of its employees who meet age and service requirements. Additionally, the Company provides certain health care and life insurance benefits to retired employees. The net periodic pension costs are recognized as employees render the services necessary to earn pension and post-retirement benefits.


INCOME TAXES: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF:
Long-lived assets and intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.

RECENTLY ISSUED ACCOUNTING STANDARDS: In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 2000 the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000. The Company adopted SFAS No. 133 January 1, 2001. The Company presently does not have any derivative financial instruments.
In 2000, the Company adopted the provisions of the FASB's Emerging Issues Task Force (EITF), Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," which requires the Company to report all amounts billed to a customer related to shipping and handling costs as revenue. The Company has reclassified such cost amounts, which were previously netted in sales to cost of sales. As a result of this reclassification, sales and cost of sales were increased by $541,000 in 2000, $365,000 in 1999 and $387,649 in 1998.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS: Certain reclassifications have been made to the 1999 and 1998 financial statements in order to conform with the 2000 presentation.


NOTE 2-INVENTORIES

     The following are the major classes of inventories as of
December 31, 2000 and 1999:
                                2000           1999
                              ---------      ---------
          Finished goods    $ 1,996,746    $ 2,098,051
          Work in process        66,991         25,360
          Raw materials         860,722        857,559
                              ---------      ---------
                            $ 2,924,459    $ 2,980,970
                              =========      =========
Inventories include the cost of materials, direct labor and
manufacturing overhead.















NOTE 3-PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at
December 31:
                          --------------------------------------
                                                       Estimated
                              2000        1999       Useful Lives
                          ----------    ----------   ------------
Land                    $    591,492  $    591,492
Buildings and additions    8,770,539     8,724,489    10-50 years
Machinery and equipment   29,019,920    27,472,963     5-20 years
Office equipment           1,358,858     1,335,512     3-10 years
Automotive equipment         459,709       517,977     3-5  years
Construction in progress     545,628       675,439
                          ----------    ----------
                          40,746,146    39,317,872

Less accumulated
depreciation              29,803,778    28,662,731
                          ----------    ----------
                        $ 10,942,368  $ 10,655,141
                          ==========    ==========

     In the third quarter of 1999, the Company reevaluated the estimated useful life of certain manufacturing equipment and, based upon the durability of the asset and other similar assets, increased the estimated useful life from ten to twenty years. The impact on net loss for the year ended December 31, 1999, was a decrease of $251,958. The corresponding decrease in basic and diluted net loss per common share for the year ended December 31, 1999 was $0.72.


NOTE 4-DEBT

The Company is party to a loan agreement (the "Agreement") and promissory note with the New Jersey Economic Development Authority (the "Authority"). Under the Agreement, the Authority loaned the Company $4,140,000 out of the proceeds from the issuance of the Authority's Economic Growth Bonds (Greater Mercer County Composite Issue) 1996 Series E (the "Bonds") to be used in connection with specified capital expenditures described in the Agreement. Interest is charged at the variable rate of interest due on the Bonds (2.8% to 5.75% in 2000).

In connection with the Agreement, the Authority also entered into a trust indenture with a bank to serve as trustee and tender agent for the loan proceeds. Principal and interest are payable monthly to the trustee in varying amounts through 2006.




     The trust indenture is secured in part by the Agreement and by a direct pay Letter of Credit facility in the face amount of $4,209,000. The Letter of Credit facility contains financial and other restrictive covenants. The Agreement, as currently amended (the "Amended Agreement"), contains financial and other covenants including minimum tangible net worth, cash flow coverage, current ratio and maximum liabilities to tangible net worth (all as defined) with which the Company was in compliance as of and for the years ended December 31, 2000 and 1999. The Amended Agreement further provides for collateralization of the Letter of Credit facility by substantially all of the Company's assets.
     The balance of long-term debt outstanding (including current installments) at December 31, 2000 and 1999 was $2,738,333 and $3,155,833, respectively. The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2000, are as follows: 2001, $432,500; 2002, $447,500; 2003, $462,500; 2004,
$477,500; 2005, $493,333; thereafter $425,000.
     The Company has a $1.0 million unsecured demand note line of credit agreement with a bank which expires July 31, 2001. Interest is payable monthly at the bank's index rate (9.5% at December 31, 2000) less 0.25%. As of December 31, 2000 and 1999, there were no amounts outstanding under the line of credit. The note provides for prepayments and advances as required to satisfy working capital needs. The note is collateralized by substantially all of the Company's assets. The Company believes that the demand note line of credit will be extended in the normal course of business into 2002.
     Total interest costs incurred during 2000, 1999 and 1998 were approximately $130,000, $173,000 and $284,000, respectively.
     In order to reduce its risks from interest rate fluctuations under the Agreement, the Company entered into a five-year interest rate cap agreement with a bank at a cost of $101,000 which is being amortized to interest expense over the life of the Agreement. The Agreement entitles the Company to receive, on a monthly basis, the amounts, if any, by which the average monthly rate of the interest payments on the Bonds exceed 4.5%.

NOTE 5-INCOME TAXES

     Income tax benefit is comprised of the following:

                                  2000         1999        1998
                                -------     -------     -------
Current:
     Federal                  $      ---  $ (70,998) $ (358,212)
     State                           ---    (67,176)        ---
                                 -------     -------     -------
                                     ---   (138,174)   (358,212)
                                 -------     -------     -------
Deferred:
     Federal                         ---     103,911      17,902
     State                           ---      13,749       3,159
                                 -------     -------     -------
                                     ---     117,660      21,061
                                 -------     -------     -------

                              $      ---  $  (20,514) $ (337,151)
                                 =======     =======     =======
     The actual income tax benefit differs from the amounts computed by applying the U.S. Federal Income Tax rate of 34% to earnings (loss)
before income tax benefit as a result of the following:

                                  2000         1999        1998
                                 -------     -------     -------
Computed "expected" tax
 benefit                       $ 106,655   $(138,494)  $(352,029)
State income taxes (net of
 Federal income tax benefit)      21,776     (35,262)      2,085
Change in valuation reserve     (146,419)    207,237         ---
Reversal of prior year
 overaccrual of Federal tax          ---     (70,998)        ---
Other                             17,988      17,003      12,793
                                 -------     -------     -------
                               $     ---   $ (20,514)  $(337,151)
                                 =======     =======     =======
     The tax effect of temporary differences that give rise to
significant portions of the deferred tax assets and deferred tax liabilities at December 31 are presented below:

                                               2000        1999
                                             -------     -------
Deferred tax assets:
Accounts receivable, due to allowance
 for doubtful accounts                    $   20,557  $   20,557
Inventories                                  182,555     184,525
Other liabilities, principally due to
 supplemental pension and post-
 retirement costs                          2,384,062   2,338,623
Nondeductible accrued expenses                37,585      28,201
Net operating loss carryforwards--
 Federal and State                           349,163     281,160
Alternative minimum tax credit                26,000      26,000
                                           ---------   ---------
 Total deferred tax assets                 2,999,922   2,879,066
 Less valuation allowance                 (1,153,028) (1,299,447)
                                           ---------   ---------
 Net deferred tax assets                   1,846,894   1,579,619
                                           ---------   ---------
Deferred tax liabilities:
Fixed assets, due to accelerated
 depreciation                                843,085     663,981
Other assets, due to pension costs           999,140     906,284
Other                                          4,669       9,354
                                           ---------   ---------
 Total deferred tax
  liabilities                              1,846,894   1,579,619
                                           ---------   ---------
 Net deferred tax asset                   $      ---  $      ---
                                           =========   =========


     The net change in the total valuation allowance for the years ended
December 31, 2000 and 1999 was a decrease of $(146,419) and an increase of $207,237, respectively. In addition, at December 31, 2000, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $600,000 and $2,446,000, respectively, which are available to reduce future taxes, if any. The net operating loss carryforwards will begin to expire in year 2019 for federal and 2005 for state tax purposes.

NOTE 6-OTHER LIABILITIES

The Company has a noncontributory defined benefit retirement plan(the "Pension Plan") covering all eligible employees. Benefits under the Pension Plan are calculated at a rate of $23.00 per month per year of service, as defined. Additionally, a supplemental non-contributory plan (the "Supplemental Plan") covering certain key employees of the Company provides benefits based upon the employee's compensation, as defined, during the highest five of the last ten consecutive years preceding retirement.

The Company's funding policy for the Pension Plan is to contribute amounts sufficient to meet minimum funding requirements set forth in U.S. employee benefit and tax laws. The Company's policy for funding the Supplemental Plan is to contribute benefits in amounts as determined at the discretion of management. As of December 31, 2000 and 1999, the Supplemental Plan was unfunded.

The Company also provides certain health care and life insurance benefits for retired employees who have reached the age of 65. Partial benefits are provided to early retirees who have not reached the age of
65. The Company's policy is to fund the cost of health care and life insurance benefits for retirees in amounts determined at the discretion of management. As of December 31, 2000 and 1999, the plan was unfunded.

The following table sets forth the Company's defined benefit pension plans' benefit obligations, fair value of assets, funded status and other information:

                                                 2000
                                       Pension          Other
     Change in benefit obligation      Benefits        Benefits
     ----------------------------    -----------     ------------
Benefit obligation at beginning
 of year                             $7,736,476        $2,393,729
Service cost                            119,882            78,997
Interest cost                           578,487           182,214
Plan amendments                             ---          (187,624)
Actuarial gain                          (26,209)          (46,184)
Benefits paid                          (605,308)         (117,376)
                                      ---------         ---------
Benefit obligation at end of year    $7,803,328        $2,303,756
                                      =========         =========

                                                 1999
                                       Pension          Other
     Change in benefit obligation      Benefits        Benefits
     ----------------------------    -----------     ------------
Benefit obligation at beginning
 of year                             $8,757,675        $2,545,993
Service cost                            143,982            85,625
Interest cost                           574,426           174,119
Plan amendments                         335,537           589,763
Actuarial gain                       (1,580,567)         (868,272)
Benefits paid                          (494,577)         (133,499)
                                      ---------         ---------
Benefit obligation at end of year    $7,736,476        $2,393,729
                                      =========         =========

                                                 2000
                                        Pension         Other
     Change in plan assets              Benefits       Benefits
     -------------------------       -----------     ------------
Fair value of plan assets at
 beginning of year                   $9,415,014        $      ---
Actual return on plan assets            234,164               ---
Employer contributions                  187,583           117,376
Administrative expenses                (138,985)              ---
Benefits paid                          (605,308)         (117,376)
                                      ---------         ---------
Fair value of plan assets at end
 of year                             $9,092,468        $      ---
                                      =========         =========


                                                 1999
                                        Pension         Other
     Change in plan assets              Benefits       Benefits
     -------------------------       -----------     ------------
Fair value of plan assets at
 beginning of year                   $9,635,327        $      ---
Actual return on plan assets            313,709               ---
Employer contributions                  100,105           133,499
Administrative expenses                (139,550)              ---
Benefits paid                          (494,577)         (133,499)
                                      ---------         ---------
Fair value of plan assets at end
 of year                             $9,415,014        $      ---
                                      =========         =========



                                              2000
                                     Pension           Other
Reconciliation of funded status      Benefits         Benefits
- -------------------------------     -----------    -------------
Funded status                       $ 1,289,140      $(2,303,756)
Unrecognized transition obligation      103,558              ---
Unrecognized prior service cost         840,356        1,357,233
Unrecognized actuarial gain          (2,900,066)      (1,850,993)
                                      ---------        ---------
Net amount recognized at year-end   $  (667,012)     $(2,797,516)
                                      =========        =========

                                               1999
                                       Pension         Other
Reconciliation of funded status        Benefits       Benefits
- -------------------------------       -----------   ------------
Funded status                       $ 1,678,538     $(2,393,729)
Unrecognized transition obligation      212,658             ---
Unrecognized prior service cost         925,774       1,709,978
Unrecognized actuarial gain          (3,795,705)     (1,918,359)
                                      ---------       ----------
Net amount recognized at year-end   $  (978,735)    $(2,602,110)
                                      =========       ==========



                                              2000
Amounts recognized in the
 consolidated balance sheet          Pension          Other
 consist of:                         Benefits        Benefits
- -------------------------------     -----------    -------------
Prepaid benefit cost(included in
 other long-term assets)            $ 2,501,603      $       ---
Accrued benefit liability            (3,168,615)      (2,797,516)
                                      ---------         ---------
Net amount recognized at year-end   $  (667,012)     $(2,797,516)
                                      =========         =========

Benefit obligation                  $ 1,754,621      $ 2,303,756
Projected benefit obligation          1,754,621           N/A
Accumulated benefit obligation        1,653,811           N/A








                                              1999
Amounts recognized in the
 consolidated balance sheet          Pension          Other
 consist of:                         Benefits        Benefits
- -------------------------------     -----------    -------------
Prepaid benefit cost(included in
 other long-term assets)            $ 2,265,713      $       ---
Accrued benefit liability            (3,244,448)      (2,602,110)
                                      ---------         ---------
Net amount recognized at year-end   $  (978,735)     $(2,602,110)
                                      =========         =========

Benefit obligation                  $ 1,891,870      $ 2,393,729
Projected benefit obligation          1,891,870           N/A
Accumulated benefit obligation        1,751,863           N/A



                                                2000
Components of net period benefit       Pension         Other
 cost                                  Benefits       Benefits
- -------------------------------       -----------   ------------
Service cost                        $   139,882      $    78,997
Interest cost                           578,487          182,214
Expected return on plan assets         (779,985)             ---
Amortization of transitional
 obligation                             109,100              ---
Amortization of prior service cost       85,418          165,121
Recognized actuarial gain              (257,042)        (113,550)
                                      ---------         ---------
Net periodic pension (benefit) cost $  (124,140)     $   312,782
                                      =========         =========


                                                1999
Components of net period benefit       Pension         Other
 cost                                  Benefits       Benefits
- -------------------------------       -----------   ------------
Service cost                        $   143,982      $    85,625
Interest cost                           574,426          174,119
Expected return on plan assets         (801,086)             ---
Amortization of transitional
 obligation                             109,100              ---
Amortization of prior service cost       85,418          165,121
Recognized actuarial gain              (217,696)         (99,542)
                                      ---------         ---------
Net periodic pension (benefit) cost $  (105,856)     $   325,323
                                      =========         =========

                                              1998
Components of net period benefit     Pension           Other
cost                                 Benefits         Benefits
- -------------------------------     -----------    -------------
Service cost                        $   165,404      $    69,104
Interest cost                           562,400          160,561
Expected return on plan assets         (774,336)             ---
Amortization of transitional
 obligation                             109,100              ---
Amortization of prior service cost       60,692          124,307
Recognized actuarial gain              (179,494)         (67,794)
                                      ---------         ---------
Net periodic pension (benefit) cost $   (56,234)     $   286,178
                                      =========         =========



                                                2000
Weighted-Average Assumptions as        Pension         Other
 of December 31                        Benefits       Benefits
- -------------------------------       -----------   ------------
Discount rate                              7.75%          7.75%
Expected return on plan assets             8.50%           N/A


                                                1999
Weighted-Average Assumptions as        Pension         Other
 of December 31                        Benefits       Benefits
- -------------------------------       -----------   ------------
Discount rate                              8.00%          8.00%
Expected return on plan assets             8.50%           N/A



                                               1998
Weighted-Average Assumptions as        Pension         Other
 of December 31                        Benefits       Benefits
- -------------------------------       -----------   ------------
Discount rate                              6.75%          6.75%
Expected return on plan assets             8.50%           N/A

Assumed health care cost trend

     A 7.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001. The rate is assumed to decrease gradually to 5.0% in 2006 and remain at that level thereafter.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects at year-end 2000:

                                    One-Percentage- One-Percentage-
                                    Point Increase  Point Decrease
                                    -------------   ------------
Effect on postretirement benefit
 obligation                        $    248,346     $  (208,272)
Effect on total of service and
 interest cost components                29,645         (24,244)

     The Company has a voluntary savings plan for which all employees are eligible. The Plan provides for the Company to contribute a minimum of $0.25 for every dollar contributed by employees, up to 4% of their salaries. Effective November 1, 2000, the Company amended and restated the Savings Plan in its entirety to convert the Savings Plan to a plan that qualifies and meets the requirements under Section 401(k) of the Internal Revenue Code. Company contributions charged to operations under this Plan amounted to approximately $29,933 in 2000, $28,000 in 1999, and $28,000 in 1998.

     Included in other liabilities at December 31, 2000 and 1999 is $669,186 and $810,822, respectively, of monies received by the Company in December 1998 from its insurance company related to the dryer fires (included in restricted cash in the accompanying consolidated balance sheet at December 31, 2000 and 1999). The cash is restricted for use under the terms of its loan agreement with the New Jersey Economic Development Authority to pay costs incurred in connection with and to repair the dryer damaged in the fires described in note 11.


NOTE 7-ACCRUED EXPENSES

     Accrued expenses as of December 31, 2000 and 1999 consist of the following:
                                        2000        1999
                                      -------     -------
Commissions                         $ 151,067   $ 185,114
Payroll                               151,708     144,274
Other                                 434,811     389,738
                                      -------     -------
                                    $ 737,586   $ 719,126
                                      =======     =======



NOTE 8-TREASURY STOCK

     The Company has a policy of offering directors, officers, and employees the option to purchase reacquired shares of Homasote Company common stock on the date acquired and at the purchase price paid by the Company. A summary of activity for the years 2000, 1999 and 1998 follows:

             Acquired           Sold        Retained in Treasury
        ----------------    -------------    ------------------
        Shares    Cost      Shares   Cost      Shares      Cost
        ------    ----      ------   ----      ------      ----
2000       ---  $     ---     200  $  3,450      ---  $     ---
1999       ---  $     ---     ---  $    ---      ---  $     ---
1998     3,602  $  62,132   3,400  $ 58,650      202  $   3,482


NOTE 9-FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of the Company's financial instruments at December 31, 2000 and 1999 approximate fair value because of the short maturity of those instruments and with respect to the Bonds (see note 4) due to the variable interest rates which approximate current market rates.


NOTE 10-COMMITMENTS AND CONTINGENCIES

     The Company's primary basic raw material, wastepaper, is generally readily available from two suppliers with which the Company has purchase contracts that expire in 2009. Under the terms of the contracts, the Company is required to make purchases at a minimum price per ton, as defined, or at the prevailing market price, whichever is greater. The contracts require minimum quantity purchases by the Company which are generally below the Company's normal usage. Purchases in 2000 and 1999 aggregated approximately $1,013,000 and $860,000, respectively.

     During the normal course of business, the Company is from time to time involved in various claims and legal actions. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

     The Company is a party to employment agreements with two officers requiring annual compensation payments of $200,000 and $150,000, adjusted biennially for changes in the Consumer Price Index (as defined). The agreements expire May 6, 2009 and June 30, 2010, respectively.







NOTE 11-SUBSEQUENT EVENT

     As previously reported, the Company was engaged in litigation with its insurance company over coverage and the amount to be paid with respect to fire losses to a new dryer on November 1, 1997 and January 30, 1998. On November 14, 2000, the Company and the insurance company reached a settlement, pursuant to which the insurance company agreed to pay an additional $2,250,000 to the Company for all claims related to the fires arising under the policy. On January 24, 2001, the Company received $2,039,286, which was net of $210,714 due, or potentially due, to an insurance adjuster. The amount due to the adjuster is in dispute. The Company and its bank have agreed that $330,814 of the proceeds received will be restricted for use under the terms of its loan agreement with the New Jersey Economic Development Authority to pay costs incurred to repair and make certain improvements to the dryer damaged in the fires. Such amount was recorded in restricted cash and other liabilities upon receipt. The balance of the proceeds received will be recorded as other income in the first quarter of 2001. The insurance company had previously advanced $1,964,000 to the Company in 1998. As a result, the total amount received under its insurance coverage is $4,214,000.
































INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
HOMASOTE COMPANY:

We have audited the accompanying consolidated balance sheets of Homasote Company and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations and retained earnings, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Homasote Company and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.




March 9, 2001
Short Hills, New Jersey

















MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

GENERAL
     This annual report, including our Letter to Stockholders and this Management's Discussion and Analysis, contains forward-looking statements about the future that are necessarily subject to various risks and uncertainties. These statements are based on the beliefs and assumptions of management and on information currently available to management. These forward-looking statements are identified by words such as "estimates", "expects", "anticipates", "plans", "believes", and other similar expressions.
     Factors that could cause future results to differ materially from those expressed in or implied by the forward-looking statements or historical results include the impact or outcome of:
          events or conditions which affect the building and manufacturing industries in general and the Company in particular, such as general economic conditions, employment levels, inflation, weather, strikes and other factors; competitive factors such as changes in choices regarding structural building materials by architects and builders and packing products by industrial firms;
          the undue delay in receipt and amount of insurance proceeds for business interruption relating to the Company's fires in its new dryer;
          unanticipated disruption in production caused by delays in repairs or replacement of the fire-damaged dryer and the resulting pressure of heightened usage of other older equipment.
     Although the ultimate impact of the above and other factors are uncertain, these and other factors may cause future operating results to differ materially from results or outcomes we currently seek or expect.
     As previously reported, the Company was engaged in litigation with its insurance company over coverage and the amount to be paid with respect to fire losses in a new dryer on November 1, 1997 and January 30, 1998. On November 14, 2000, the Company and the insurance company reached a settlement, pursuant to which the insurance company agreed to pay an additional $2,250,000 to the Company for all claims related to the fires arising under the policy. On January 24, 2001, the Company received $2,039,286, which was net of $210,714 due, or potentially due, to an insurance adjuster. The amount due to the adjuster is in dispute. The Company and its bank have agreed that $330,814 of the proceeds received will be restricted for use under the terms of its loan agreement with the New Jersey Economic Development Authority to pay costs incurred to repair and make certain improvements to the dryer damaged in the fires. Such amount was recorded in restricted cash and other liabilities upon receipt. The balance of the proceeds received will be recorded as other income in the first quarter of 2001. The insurance company had previously advanced $1,964,000 to the Company in 1998. As a result, the total amount received under its insurance coverage is $4,214,000.



RESULTS OF OPERATIONS 2000-1999

     The Company's sales are derived from building material wholesalers and industrial manufacturers. Net sales in 2000 increased by $2,726,745 or 10.9% to $27,744,946 from $25,018,201. The increase is attributable primarily to continued recognition by architects, builders and consumers of the sound control and light weight qualities of the Company's millboard and floor system products. Additionally, sales during the fourth quarter were impacted positively by the opening of new international markets. However, shipments during the first two quarters of 1999 were adversely affected by reduced millboard production due to the overhaul of a millboard production line.
     Gross profit as a percentage of sales increased to 25.2% in 2000 from 22.5% in 1999. The increase resulted primarily from improved coverage of fixed costs due to increases in sales and decreases in depreciation expense and non-essential overtime costs in 2000. The increase in gross profit percentage caused by these items was partially offset by increases in wage rates, health insurance costs, a ten day maintenance shutdown in the third quarter and an increase in the price of natural gas during the fourth quarter of 2000.
     Selling, general and administrative expenses as a percentage of sales were 24.1% in 2000 as compared to 23.9% in 1999. The relative percentage of selling, general and administrative expenses increased primarily in the areas of compensation, workers' compensation costs, and advertising, partially offset by a reduction in the cost of depreciation.
     Interest income decreased to $65,315 in 2000 as compared to $79,860 in 1999. The decrease in interest income is attributable primarily to a change from investing excess cash balances in a money market fund to being applied against the Company's outstanding demand line of credit. This change reduced interest income and interest expense.
     Interest expense on debt decreased to $130,003 in 2000 from $172,718 in 1999. The decrease is due primarily to the change in investment of excess cash balances as discussed above.
     Other income increased to $45,186 in 2000 from $19,033 in 1999 due primarily to increases in the net price and amount of corrugated paper sold as scrap.
     There was no income tax expense in 2000 due to the effect of temporary differences between book and taxable income and the utilization of federal and state operating loss carryforwards. The Company recorded an income tax benefit of $20,514 in 1999, resulting from receipt of a federal tax refund in excess of the recorded receivable, and the reduction of certain other tax related accruals no longer required.
     As a result of the foregoing, net income in 2000 improved to $313,692 from a net loss of $386,820 in 1999.






RESULTS OF OPERATIONS 1999-1998

     Sales in 1999 increased by $715,365 or 2.9% to $25,018,201 from
$24,302,836. The increase is attributable primarily to improved demand through customer recognition of the sound absorbent and light weight qualities of the Company's millboard and floor system products during the fourth quarter.
     Gross profit as a percentage of sales increased to 22.5% in 1999 from 21.7% in 1998. The increase resulted in part from a raise in the price of most millboard products early in the fourth quarter, and increased sales over 1998. Programs to increase margins through reduction of overtime costs and production inefficiencies were partially offset by an increase in depreciation.
     In the third quarter of 1999, the Company reevaluated the estimated useful life of certain manufacturing equipment and, based upon the durability of the asset and other similar assets, increased the estimated useful life from ten to twenty years. The impact on net loss for the year ended December 31, 1999, was a decrease of $251,958. The corresponding decrease in basic and diluted net loss per common share for the year ended December 31, 1999 was $0.72.
     Selling, general and administrative expenses as a percentage of sales were 23.9% in 1999 as compared to 27.1% in 1998. The decrease in the relative percentage of selling, general and administrative expenses is attributable primarily to lower sales commissions resulting from a modification in the Company's commission structure and, to a lesser extent, successful expense reduction programs in areas such as advertising, workers' compensation costs, and professional fees.
     Interest income increased 10.9% to $79,860 in 1999 from $72,002 in 1998. In 1999, interest income on the restricted cash received in December 1998 was offset by a decrease in interest income resulting from a change in the method of investment of excess cash balances. Prior to April 1, 1999, such balances were invested daily in a money market fund. Effective April 1, 1999, these balances are applied daily against the Company's outstanding demand line of credit, resulting in reduced interest income and interest expense.
     Interest expense on debt decreased by 39.2% to $172,718 in 1999 from $284,277 in 1998. The decrease is due primarily to the change in investment of excess cash balances as discussed above.
     Other income decreased by $481,662 to $19,033 in 1999 from $500,695 in 1998, primarily as a result of the receipt in 1998 of $464,640 of business interruption insurance proceeds.
     In 1999, the Company recorded an income tax benefit of $20,514 as compared to $337,151 in 1998. The amount in 1999 includes $138,175 resulting from receipt of a federal tax refund in excess of the recorded receivable, and the reduction of certain other tax related accruals no longer required, offset by an increase in the valuation allowance for deferred tax assets. The 1998 amount is primarily related to losses which are being carried back to taxes previously paid. No carryback is available to the tax loss sustained in 1999.




LIQUIDITY AND CAPITAL RESOURCES

     Cash flows from operating activities and bank borrowings are the primary sources of liquidity. Net cash provided by operating activities amounted to $1.6 million in 2000, $2.5 million in 1999, and $1.5 million in 1998. At December 31, 2000, the Company had working capital of $1,928,925 as compared to $2,564,212 at December 31, 1999, a decrease of $635,287.
     Capital expenditures for new and improved facilities and equipment, which are financed primarily through internally generated funds and debt, were $1.5 million in 2000, and $1.3 million in 1999 and 1998. The Company has estimated capital expenditures for 2001 in the amount of $1.5 million, in part to complete a new automated saw production line to cut, bar code and package Homex expansion and forming materials. The line will also be used to cut other strip products that are currently marketed. Additional funds, available in part from the settlement with its insurance carrier, will be expended to overhaul one of the Company's production lines and install a heavy duty sanding line and on other replacement projects.
     Cash flows from financing activities was ($0.4) million used in 2000 compared to ($2.4) million used in 1999. This reduction in cash used resulted from paying down short-term debt by $2.0 million in 1999 with no similar amount in 2000.
      The Company is party to a loan agreement (the "Agreement") and promissory note with the New Jersey Economic Development Authority (the "Authority"). Under the Agreement, the Authority loaned the Company $4,140,000 out of the proceeds from the issuance of the Authority's Economic Growth Bonds (Greater Mercer County Composite Issue) 1996 Series E (the "Bonds") to be used in connection with specified capital expenditures described in the Agreement. Interest is charged at the variable rate of interest due on the Bonds (2.8% to 5.75% in 2000).
      In connection with the Agreement, the Authority also entered into a trust indenture with a bank to serve as trustee and tender agent for the loan proceeds. Principal and interest are payable monthly to the trustee in varying amounts through 2006.
      The trust indenture is secured in part by the Agreement and by a direct pay Letter of Credit facility in the face amount of $4,209,000. The Letter of Credit facility contains financial and other restrictive covenants. The Agreement, as currently amended (the "Amended Agreement"), contains financial and other covenants including minimum tangible net worth, cash flow coverage, current ratio and maximum liabilities to tangible net worth (all as defined) with which the Company was in compliance as of and for the year ended December 31, 2000 and 1999. The Amended Agreement further provides for collateralization of the Letter of Credit facility by substantially all of the Company's assets.
     The Company has a $1.0 million unsecured demand note line of credit agreement with a bank which expires July 31, 2001. Interest is payable monthly at the bank's index rate (9.5% at December 31, 2000) less 0.25%. As of December 31, 2000 and 1999, there were no amounts outstanding under the line of credit. The note provides for prepayments and advances as required to satisfy working capital needs. The note is collateralized by substantially all of the Company's assets. The Company believes that the demand note line of credit will be extended in the normal course of business into 2002.
      Management believes that cash flows from operations, coupled with its bank credit facilities, are adequate for the Company to meet its obligations throughout 2001.
RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 2000 the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000. The Company adopted SFAS No. 133 January 1, 2001. The Company presently does not have any derivative financial instruments.
     In 2000, the Company adopted the provisions of the FASB's Emerging Issues Task Force (EITF), Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," which requires the Company to report all amounts billed to a customer related to shipping and handling costs as revenue. The Company has reclassified such cost amounts, which were previously netted in sales to cost of sales. As a result of this reclassification, sales and cost of sales were increased by $541,000 in 2000, $365,000 in 1999 and $387,649 in 1998.


INFLATION AND ECONOMY

     The Company will continue to maintain a policy of constantly monitoring such factors as product demand and costs, and will adjust prices as these factors and the economic conditions warrant.
     The Company utilizes a significant amount of natural gas in the manufacture of Homasote board. To ensure a consistently effective supply of natural gas, the Company was party to a two-year purchase agreement expiring October 31, 2000. Market conditions in the natural gas industry caused the Company to incur a material increase in the cost of this energy resource of approximately 96% effective November 1, 2000. The Company notified its millboard and industrial customers of an energy surcharge effective with shipments commencing November 27, 2000. There is no assurance this additional revenue will compensate completely for the increased cost of natural gas.
















OTHER DEVELOPMENTS

     The Company is a party to purchase agreement contracts to purchase readily available wastepaper from two suppliers. Under the terms of the contracts, the Company is required to make purchases at a minimum price per ton, as defined, or at the prevailing market price, whichever is greater. The contracts require minimum quantity purchases by the Company which are generally below the Company's normal usage. Purchases in 2000, 1999, and 1998 aggregated approximately $1,013,000, $860,000 and $1,000,000, respectively. The contracts expire in 2009.
     As previously reported, the Company was engaged in litigation with its insurance company over coverage and the amount to be paid with respect to fire losses in a new dryer on November 1, 1997 and January 30, 1998. On November 14, 2000, the Company and the insurance company reached a settlement, pursuant to which the insurance company agreed to pay an additional $2,250,000 to the Company for all claims related to the fires arising under the policy. On January 24, 2001, the Company received $2,039,286, which was net of $210,714 due, or potentially due, to an insurance adjuster. The amount due to the adjuster is in dispute. The Company and its bank have agreed that $330,814 of the proceeds received will be restricted for use under the terms of its loan agreement with the New Jersey Economic Development Authority to pay costs incurred to repair and make certain improvements to the dryer damaged in the fires. Such amount was recorded in restricted cash and other liabilities upon receipt. The balance of the proceeds received will be recorded as other income in the first quarter of 2001. The insurance company had previously advanced $1,964,000 to the Company in 1998. As a result, the total amount received under its insurance coverage is $4,214,000.
























SUMMARIZED (unaudited) QUARTERLY FINANCIAL DATA OF THE COMPANY FOR
THE YEARS 2000 AND 1999 ARE AS FOLLOWS:
          (in thousands of dollars except per share data)

                                      2000
                       -----------------------------------
                       First    Second     Third    Fourth
                       -----     -----     -----     -----
Net sales            $ 6,673   $ 6,712   $ 6,688   $ 7,672
                       =====     =====     =====     =====
Gross profit         $ 1,663   $ 1,808   $ 1,531   $ 1,989
                       =====     =====     =====     =====
Net earnings (loss)  $   139   $   163   $  (248)  $   260
                       =====     =====     =====     =====
Basic and diluted net
earnings (loss)
per common share     $  0.40   $  0.47    $(0.71)   $ 0.74
                       =====     =====     =====     =====



                                      1999
                       -----------------------------------
                       First    Second     Third    Fourth
                       -----     -----     -----     -----
Net sales            $ 6,589   $ 6,060   $ 6,219   $ 6,150
                       =====     =====     =====     =====
Gross profit         $ 1,576   $ 1,461   $ 1,198   $ 1,401
                       =====     =====     =====     =====
Net earnings (loss)  $   (84)  $  (155)  $  (165)  $    17
                       =====     =====     =====     =====
Basic and diluted net
earnings (loss)
per common share     $ (0.24)  $ (0.45)   $(0.47)   $ 0.05
                       =====     =====     =====     =====















INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND STOCKHOLDERS
HOMASOTE COMPANY

     Under date of March 9, 2001, we reported on the consolidated balance sheets of Homasote Company and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations and retained earnings, and cash flows for the years then ended, as contained in the 2000 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related Schedule of Valuation and Qualifying Accounts for the years ended December 31, 2000, 1999 and 1998. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

     In our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


KPMG LLP


March 9, 2001
Short Hills, New Jersey



























           Schedule II, Valuation and Qualifying Accounts
            Years Ended DECEMBER 31, 2000, 1999 and 1998
                   Homasote Company and Subsidiary

Col A         Col B      Col C        Col D            Col E


             Balance
               at       Additions        Other
             Beginning   Charged       Additions       Balance
               of          to             or           End of
Description  Period      Expenses  (Subtractions)(a)   Period

Allowance for
 Doubtful
 Accounts


Year ended
 December 31,
 2000       $51,000         ---              ---      $51,000

Year ended
 December 31,
 1999       $42,000      $9,000              ---      $51,000

Year  ended
December 31,
 1998       $59,000     $40,000        $(57,000)      $42,000

(a)  Principally bad debts written-off, less recoveries.

