Form 10-Q
period 2001-03-31
HOMASOTE CO
filed 2001-05-25
CIK 48165

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

     At May 14, 2001, 348,799 shares of common stock of the registrant were outstanding.












Results of Operations
                    Homasote Company and Subsidiary
     CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                    For the three months
                                            ended
                                          March 31,
                                   2001                2000
                                ---------           ---------
                                         (UNAUDITED)

Net sales                     $ 6,868,329         $ 6,672,717
Cost of sales                   5,350,694           5,009,600
                                ---------           ---------
Gross profit                    1,517,635           1,663,117
Selling, general and
 administrative expenses        1,693,506           1,553,141
                                          ---------           ---------
Operating (loss) income          (175,871)            109,976
Other income (expense):
Gain on sale of assets                ---              26,000
Interest income                    30,598              14,764
Interest expense                  (25,896)            (27,531)
Insurance settlement            1,708,472                 ---
Other income                        2,823              15,791
                                ---------           ---------
                                1,715,997              29,024
                                          ---------           ---------
Earnings before income
 tax expense                    1,540,126             139,000
Income tax expense                   ---                  ---
                                ---------           ---------
Net earnings                    1,540,126             139,000

Retained earnings at beginning
 of period                     13,608,034          13,329,222
Less dividends declared and
 paid (0.05 per share in 2001     (17,440)                ---
 and 0.0 in 2000)
                               ----------          ----------
Retained earnings at
 end of period                $15,130,720         $13,468,222

                               ==========          ==========
Basic and diluted net earnings
 per common share             $      4.42         $      0.40
                               ==========          ==========
Weighted average basic and
 diluted common shares
 outstanding                      348,799             348,599
                               ==========          ==========

See accompanying notes to consolidated financial statements.

                       Homasote Company and Subsidiary
                         CONSOLIDATED BALANCE SHEETS

ASSETS
                               March 31,          December 31,
                                 2001                2000
                             ------------         -----------
                              (UNAUDITED)

CURRENT ASSETS

Cash and cash equivalents    $  1,678,755        $     56,204
Accounts receivable (net
 of allowance for doubtful
 accounts of $51,392 in
 2001 and 2000)                 2,514,811           2,288,016
Inventories                     3,536,631           2,924,459
Deferred income
 taxes                             29,369              29,369
Prepaid expenses and
 other current assets             218,008             242,523
                              -----------         -----------
 Total current assets           7,977,574           5,540,571
                              -----------         -----------
Property, plant and
 equipment, at cost            40,898,139          40,746,146
Less accumulated
 depreciation                  30,117,728          29,803,778
                              -----------         -----------
Net property, plant and
 equipment                     10,780,411          10,942,368

Restricted cash                   515,488             691,778
Other assets                    2,568,853           2,575,488
                              -----------         -----------
                             $ 21,842,326        $ 19,750,205
                              ===========         ===========



                                                  (continued)














LIABILITIES AND STOCKHOLDERS' EQUITY

                                March 31,         December 31,
                                  2001               2000
                             ------------         -----------
                              (UNAUDITED)

CURRENT LIABILITIES

Short term debt              $    427,057         $       ---
Current installments of
 long-term debt                   436,250             432,500
Accounts payable                3,007,007           2,441,560
Accrued expenses                  600,899             737,586
                              -----------         -----------
Total current liabilities       4,471,213           3,611,646

Long-term debt, excluding
 current installments           2,194,583           2,305,833
Deferred income taxes              29,369              29,369
Other liabilities               6,456,435           6,635,317
                              -----------         -----------
Total liabilities              13,151,600          12,582,165
                              -----------         -----------
STOCKHOLDERS' EQUITY

Common stock, par value $.20
 per share; authorized
 1,500,000 shares;
 issued 863,995 shares            172,799             172,799
Additional paid-in capital        898,036             898,036
Retained earnings              15,130,720          13,608,034
                              -----------         -----------
                               16,201,555          14,678,869
Less cost of common shares in
 treasury - 515,196 shares in
 2001 and 2000
                                7,510,829           7,510,829
                              -----------         -----------
Total stockholders' equity      8,690,726           7,168,040
                              -----------         -----------
                             $ 21,842,326        $ 19,750,205
                              ===========         ===========




See accompanying notes to consolidated financial statements.


                            Homasote Company and Subsidiary
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE THREE MONTHS ENDED MARCH 31,


                                     2001              2000
                                 -----------       -----------
                                          (UNAUDITED)

Cash flows from operating
 activities:
Net earnings                     $ 1,540,126         $   139,000
Adjustments to reconcile net
 earnings to net cash
 provided by (used in)
 operating activities:
Depreciation and amortization        320,585             308,358
Gain on disposal of fixed assets         ---             (26,000)
Changes in assets and liabilities:
Increase in accounts
 receivable,net                     (226,795)           (120,809)
Increase in inventories             (612,172)           (123,408)
Decrease (increase) in prepaid
 expenses and other current assets    24,515            (117,381)
Increase in other assets                 ---              (2,028)
Increase (decrease) in accounts
 payable                             565,447            (194,809)
Decrease in accrued expenses        (136,687)            (47,045)
Decrease in other liabilities       (178,882)             (4,913)
                                   ---------          ----------
Net cash provided by (used in)
 operating activities              1,296,137            (189,035)
                                  ----------          ----------

Cash flows from investing
 activities:

Proceeds from sale of equipment          ---              26,000
Capital expenditures                (151,993)           (237,532)
Increase in restricted cash          176,290                 ---
                                  ----------          ----------

Net cash provided by (used in)
 investing activities                 24,297            (211,532)
                                  ----------          ----------



                                                  (continued)


Cash flows from financing
 activities:

Proceeds from issuance of
 short-term debt                     427,057             299,341
Repayment of long-term debt         (107,500)           (103,750)
Dividends declared and paid          (17,440)                ---
                                  ----------           ---------
Net cash provided by
 financing activities:               302,117             195,591
                                  ----------           ---------
Net increase (decrease) in cash
 and cash equivalents              1,622,551            (204,976)
Cash and cash equivalents
 at beginning of period               56,204             291,729
                                  ----------          ----------
Cash and cash equivalents
 at end of period                $ 1,678,755         $    86,753
                                  ==========          ==========
Supplemental disclosures of
 cash flow information:

 Cash paid during the period for:

  Interest                       $    25,896         $    27,531
                                  ----------          ----------



See accompanying notes to consolidated financial statements.
























     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE
     PERIOD ENDED MARCH 31, 2001

Note 1. The consolidated financial information as of March 31, 2001 and December 31, 2000, and for the three month periods ended March 31, 2001 and 2000 includes, in the opinion of management, all adjustments (none of which were non-recurring) necessary for a fair presentation of such periods. The consolidated financial information for the three months ended March 31, 2001 is not necessarily indicative of the results of operations that might be expected for the entire year ending December 31, 2001.


Note 2.   INVENTORIES
          The following are the major classes of inventories as of March 31, 2001 and December 31, 2000:
                                        2001           2000

               Finished goods.......$2,396,119     $ 1,996,746
               Work in process......    92,645          66,991
               Raw materials........ 1,047,867         860,722
                                    $3,536,631     $ 2,924,459

          Inventories include the cost of materials, direct labor and manufacturing overhead.


Note 3.   NET EARNINGS PER COMMON SHARE
          Basic net earnings per common share has been computed by dividing net earnings by the weighted average number of common shares outstanding during the respective periods. Diluted net earnings per share is the same as basic net earnings per common share since the Company has a simple capital structure with only common stock outstanding in 2001 and 2000.


Note 4.   DEBT
          The Company is party to a loan agreement (the "Agreement") and promissory note with the New Jersey Economic Development Authority (the "Authority"). Under the Agreement, the Authority loaned the Company $4,140,000 out of the proceeds from the issuance of the Authority's Economic Growth Bonds (Greater Mercer County Composite Issue) 1996 Series E (the "Bonds") to be used in connection with specified capital expenditures described in the Agreement. Interest is charged at the variable rate of interest due on the Bonds (3.35% at March 31, 2001).




          In connection with the Agreement, the Authority also entered into a trust indenture with a bank to serve as trustee and tender agent for the loan proceeds.
          Principal and interest are payable monthly to the trustee in varying amounts through 2006.

          The trust indenture is secured in part by the Agreement and by a direct pay Letter of Credit facility in the face amount of $4,209,000, of which $2,630,833 was outstanding at March 31, 2001. The Letter of Credit facility contains financial and other restrictive covenants. The Agreement, as currently amended (the "Amended Agreement"), contains financial and other covenants including minimum tangible net worth, cash flow coverage, current ratio and maximum liabilities to tangible net worth (all as defined). The Amended Agreement further provides for collateralization of the Letter of Credit facility by substantially all of the Company's assets.

          The Company has a $1.0 million unsecured demand note line of credit agreement with a bank which expires July 31, 2001. Interest is payable monthly at the bank's index rate (8.0% at March 31, 2001) less 0.25%. As of March 31, 2001 and December 31, 2000, $427,057 and $0,
          respectively, was outstanding under the line of credit. The note provides for prepayments and advances as required to satisfy working capital needs. The note is collateralized by substantially all of the Company's assets. The Company believes that the demand note line of credit will be extended in the normal course of business into 2002.


Note 5.   RECLASSIFICATIONS

          Certain reclassifications have been made to the 2000
          financial statements in order to conform with the 2001 presentation.

Note 6.   INSURANCE SETTLEMENT

          As previously reported, on January 24, 2001, the Company received $2,039,286 related to an insurance settlement, which was net of $210,714 due, or potentially due, to an insurance adjuster. The amount due to the adjuster is in dispute. The Company and its bank have agreed that $330,814 of the proceeds received are restricted for use under the terms of its loan agreement with the New Jersey Economic Development Authority to pay costs incurred to repair and make certain improvements to the dryer damaged in the fires. Such amount was recorded in restricted cash and other liabilities upon receipt. The balance of the proceeds received, $1,708,472, has been recorded under other income. The Company intends to reinvest the proceeds of this settlement in like kind assets (as defined by the Internal Revenue Code) and, as such, the proceeds are not currently taxable.

Note 7.   RECENTLY ISSUED ACCOUNTING STANDARDS:

          In June 1998 the Financial Accounting Standards Board
          (FASB) issued Statement of Financial Accounting Standards
          (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 2000 the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000. The Company adopted SFAS No. 133 on January 1, 2001. The implementation of this standard did not result in any impact on the Company's March 31, 2001 financial statements as the Company presently does not have any derivative financial instruments.
































                            FORM 10-Q
                 HOMASOTE COMPANY AND SUBSIDIARY
                          March 31, 2001

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



RESULTS OF OPERATIONS

     The Company's sales are derived from building material wholesalers and industrial manufacturers. Sales during the three months ended March 31, 2001 increased by $195,612 or 2.9%, to $6,868,329, from $6,672,717 in the three months ended March 31, 2000. The increase resulted in part from an increase in the price of most millboard and industrial products late in the fourth quarter of 2000, offset by reduced unit sales due to unusually harsh weather conditions, primarily in the Northeast region.

     Gross profit as a percentage of sales, was 22.1% for the three-month period ended March 31, 2001, as compared to 24.9% for the three-month period ended March 31, 2000. This decrease is attributable primarily to a significant increase in the price of natural gas of approximately 96%, higher repair and maintenance and health costs and overtime and other costs incurred due to the shutdown of a millboard production line for overhaul. These cost increases were partially offset by the price increase as discussed above.

     Selling, general and administrative expenses as a percentage of sales were 24.7% in 2001 as compared to 23.3% in 2000. The increase in selling, general and administrative expenses is attributable primarily to increased compensation and promotional costs in 2001 and a refund of state sales taxes in the year earlier period, partially offset by a reduction in sales agent commission costs.

     Interest income increased to $30,598 for the three-month period ended March 31, 2001, as compared to $14,764 for the three-month period ended March 31, 2000. The increase in interest income is attributable primarily to the earnings from an investment of funds received in the insurance settlement as discussed elsewhere in this report.

     Interest expense on debt decreased to $25,896 for the three-month period ended March 31, 2001, as compared to $27,531 for the three-month period ended March 31, 2000.

     As previously reported, on January 24, 2001, the Company received $2,039,286 related to an insurance settlement, which was net of $210,714 due, or potentially due, to an insurance adjuster. The amount due to the adjuster is in dispute. The Company and its bank have agreed that $330,814 of the proceeds received are restricted for use under the terms of its loan agreement with the New Jersey Economic Development Authority to pay costs incurred to repair and make certain improvements to the dryer damaged in the fires. Such amount was recorded in restricted cash and other liabilities upon receipt. The balance of the proceeds received, $1,708,472, has been recorded under other income. The Company intends to reinvest the proceeds of this settlement in like kind assets (as defined by the Internal Revenue Code) and, as such, the proceeds are not currently taxable.

     Other income decreased from $15,791, for the three-month period ended March 31, 2000, to $2,823 for the three-month period ended March 31, 2001.

     There was no income tax expense during the three-month period ended March 31, 2001 because it is expected that federal and state taxes on projected book income in 2001 will be offset by a reduction in the valuation allowance resulting in no income tax expense.

     As a result of the foregoing, net income increased to $1,540,126 for the three-month period ended March 31, 2001, from a net income of $139,000 for the three month period ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows from operating activities and bank borrowings are the primary sources of liquidity. Net cash provided by (used in) operating activities amounted to $1.3 million in the three months ended March 31, 2001 and $(0.2) million in the three months ended March 31, 2000.
     Working capital was $3,506,361 at March 31, 2001, as compared to $1,928,925 at December 31, 2000, an increase of $1,577,436.
     Capital expenditures for new and improved facilities and equipment, which are financed primarily through internally generated funds and debt, were $0.2 million in 2001 and 2000. The Company has estimated capital expenditures for the remaining nine months of 2001 in the amount of $0.7 million.
     Cash flows from financing activities increased from $0.2 million provided in 2000 to $0.3 million provided in 2001, primarily as a result of the increase in short term debt of $0.1 million during the period ended March 31, 2001.
     The Company is party to a loan agreement (the "Agreement") and promissory note with the New Jersey Economic Development Authority (the "Authority"). Under the Agreement, the Authority loaned the Company $4,140,000 out of the proceeds from the issuance of the Authority's Economic Growth Bonds (Greater Mercer County Composite Issue) 1996 Series E (the "Bonds") to be used in connection with specified capital expenditures described in the Agreement. Interest is charged at the variable rate of interest due on the Bonds (3.35% at March 31, 2001).
     In connection with the Agreement, the Authority also entered into a trust indenture with a bank to serve as trustee and tender agent for the loan proceeds. Principal and interest are payable monthly to the trustee in varying amounts through 2006.
     The trust indenture is secured in part by the Agreement and by a direct pay Letter of Credit facility in the face amount of $4,209,000, of which $2,630,833 was outstanding at March 31, 2001.
The Letter of Credit facility contains financial and other restrictive covenants. The Agreement, as currently amended (the "Amended Agreement"), contains financial and other covenants including minimum tangible net worth, cash flow coverage, current ratio and maximum liabilities to tangible net worth (all as defined), of which $2,630,833 was outstanding at March 31, 2001.
     The Company has a $1.0 million unsecured demand note line of credit agreement with a bank which expires July 31, 2001. Interest is payable monthly at the bank's index rate (8.0% at March 31, 2001) less 0.25%. As of March 31, 2001 and December 31, 2000,
$427,057 and $0, respectively, was outstanding under the line of credit. The note provides for prepayments and advances as required to satisfy working capital needs. The note is collateralized by substantially all of the Company's assets. The Company believes that the demand note line of credit will be extended in the normal course of business into 2002.
     Management believes that cash flows from operations, coupled with its bank credit facilities, are adequate for the Company to meet its obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 2000 the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000. The Company adopted SFAS No. 133 on January 1, 2001. The implementation of this standard did not result in any impact on the Company's March 31, 2001 financial statements as the Company presently does not have any derivative financial instruments.


INFLATION AND ECONOMY

     The Company will continue to maintain a policy of constantly monitoring such factors as product demand and costs, and will adjust prices as these factors and the economic conditions warrant.
     The Company utilizes a significant amount of natural gas in the manufacture of Homasote board. To ensure a consistently effective supply of natural gas, the Company was party to a two-year purchase agreement expiring October 31, 2000. Market conditions in the natural gas industry caused the Company to incur a significant increase in the cost of this energy resource of approximately 96% effective November 1, 2000. The Company notified its millboard and industrial customers of an energy surcharge effective with shipments commencing November 27, 2000. Natural gas prices have not abated. Effective May 1, 2001 the Company contracted with its energy suppliers to ensure a constant supply of these resources and enable product pricing to remain at current surcharge inclusive levels. There is no assurance this additional revenue will compensate completely for the increased cost of energy.

OTHER DEVELOPMENTS

     The Company is a party to purchase agreement contracts to purchase readily available wastepaper from two suppliers. Under the terms of the contracts, the Company is required to make purchases at a minimum price per ton, as defined, or at the prevailing market price, whichever is greater. The contracts require minimum quantity purchases by the Company which are generally below the Company's normal usage. Purchases in the three months ended March 31, 2001 and the three months ended March 31, 2000, aggregated approximately $279,321 and $231,000, respectively. The contracts expire in 2009.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK




     In the normal course of business, the Company is exposed to luctuations in interest rates and equity market risks as the company seeks debt and equity capital to sustain its operations.

     The information below summarizes the Company's market risk associated with its debt obligations as of March 31, 2001. Fair value included herein has been estimated taking into consideration the nature and term of the debt instrument and the prevailing economic and market conditions at the balance sheet date. The table below presents principal cash flows by year of maturity based on the terms of the debt. The variable interest rate disclosed represents the rate at March 31, 2001. Changes in the prime interest rate during fiscal 2001 will have a positive or negative effect on the Company's interest expense. The Company had $427,057 of debt outstanding as of March 31, 2001. Further information specific to the Company's debt is presented in note 4 to the unaudited consolidated financial statements.

SIMATED             CARRYING       YEAR OF
DESCRIPTION         FAIR VALUE      AMOUNT       MATURITY

DEMAND NOTE         $427,057       $427,057        2001

INTEREST RATE          ---            ---          7.75%





          Part 2

          OTHER INFORMATION

          ITEM 9


          EXHIBITS AND REPORTS ON FORM 8-K

          (b) Reports on Form 8-K - There are no reports on Form
          8-K filed for the three months ended March 31, 2001.


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