Form 10-Q
period 2001-06-30
HOMASOTE CO
filed 2001-08-15
CIK 48165

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                         FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

     At August 15, 2001, 348,799 shares of common stock of the registrant were outstanding.












Results of Operations
                         Homasote Company and Subsidiary
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              AND RETAINED EARNINGS
                                   (UNAUDITED)

                    For the three months     For the six months
                           ended                    ended
                          June 30,                 June 30,
                       2001        2000       2001        2000
                    ---------   ---------  ----------  ----------

Net sales         $ 6,779,020 $ 6,712,099 $13,647,349 $13,384,816
Cost of sales       4,722,861   4,903,986  10,073,555   9,913,586
                    ---------   ---------  ----------  ----------
 Gross profit       2,056,159   1,808,113   3,573,794   3,471,230
 Selling, general
  and administrative
  expenses          1,685,149   1,633,916   3,378,655   3,187,057
                    ---------   ---------  ----------  ----------

 Operating income     371,010     174,197     195,139     284,173

Other income (expense):
 Gain on sale of
  assets                  ---       1,350         ---      27,350
 Interest income       21,611      15,349      52,209      30,113
 Interest expense     (30,980)    (37,445)    (56,876)    (64,976)
 Insurance settlement     ---         ---   1,708,472         ---
 Other income           7,138       9,793       9,961      25,584
                    ---------   ---------  ----------  ----------
                       (2,231)    (10,953)  1,713,766      18,071
                    ---------   ---------  ----------  ----------
Earnings before
 income tax expense   368,779     163,244   1,908,905     302,244
Income tax expense        ---         ---         ---         ---
                    ---------   ---------  ----------  ----------
Net earnings          368,779     163,244   1,908,905     302,244
Retained earnings
 at beginning of
  period           15,130,720  13,468,222  13,608,034  13,329,222

Less dividends
 declared and
 paid ($0.05 per
 share per quarter
 in 2001 and
 $0 in 2000)          (17,440)                      ---     (34,880)         ---
                   ----------  ----------  ----------  ----------


Retained earnings
 at end of period $15,482,059 $13,631,466 $15,482,059 $13,631,466
                   ==========  ==========  ==========  ==========
Basic and diluted
 net earnings per
 common share      $     1.06  $     0.47  $     5.47  $     0.87
                   ==========  ==========  ==========  ==========
Weighted average basic
 and diluted common
 shares outstanding   348,799     348,799     348,799     348,799
                   ==========  ==========  ==========  ==========

See accompanying notes to consolidated financial statements.











































                       Homasote Company and Subsidiary
                         CONSOLIDATED BALANCE SHEETS

ASSETS
                               June 30,           December 31,
                                 2001                2000
                             ------------         -----------
                              (UNAUDITED)

CURRENT ASSETS

Cash and cash equivalents    $  1,735,552        $     56,204
Accounts receivable (net
 of allowance for doubtful
 accounts of $51,392 in
 2001 and 2000)                 2,274,430           2,288,016
Inventories                     3,917,964           2,924,459
Deferred income
 taxes                             29,369              29,369
Prepaid expenses and
 other current assets              93,879             242,523
                              -----------         -----------
 Total current assets           8,051,194           5,540,571
                              -----------         -----------
Property, plant and
 equipment, at cost            41,319,954          40,746,146
Less accumulated
 depreciation                  30,431,676          29,803,778
                              -----------         -----------
Net property, plant and
 equipment                     10,888,278          10,942,368

 Restricted cash                  326,869             691,778
 Other assets                   2,562,218           2,575,488
                              -----------         -----------
                             $ 21,828,559        $ 19,750,205
                              ===========         ===========


                                                  (continued)











LIABILITIES AND STOCKHOLDERS' EQUITY

                                June 30,          December 31,
                                  2001               2000
                             ------------         -----------
                              (UNAUDITED)

CURRENT LIABILITIES

Short term debt              $    982,256        $        ---
Current installments of
 long-term debt                   440,000             432,500
Accounts payable                2,342,189           2,441,560
Accrued expenses                  644,828             737,586
                              -----------         -----------
Total current liabilities       4,409,273           3,611,646

Long-term debt, excluding
 current installments           2,083,333           2,305,833
Deferred income taxes              29,369              29,369
Other liabilities               6,264,519           6,635,317
                              -----------         -----------
Total liabilities              12,786,494          12,582,165
                              -----------         -----------
STOCKHOLDERS' EQUITY

Common stock, par value $.20
 per share; authorized
 1,500,000 shares;
 Issued 863,995 shares            172,799             172,799
 Additional paid-in capital       898,036             898,036
Retained earnings              15,482,059          13,608,034
                              -----------         -----------
                               16,552,894          14,678,869
Less cost of common shares in
 treasury - 515,196 shares in
 2001 and 2000                  7,510,829           7,510,829
                              -----------         -----------
Total stockholders' equity      9,042,065           7,168,040
                              -----------         -----------
                             $ 21,828,559        $ 19,750,205
                              ===========         ===========


See accompanying notes to consolidated financial statements.



                            Homasote Company and Subsidiary
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE SIX MONTHS ENDED JUNE 30,
                                        (UNAUDITED)

                                     2001              2000
                                 -----------       -----------


Cash flows from operating
 activities:
Net earnings                     $ 1,908,905         $   302,244
Adjustments to reconcile net
 earnings to net cash
 provided by operating
 activities:
Depreciation and amortization        641,168             617,387
Gain on disposal of fixed assets         ---             (27,350)
Changes in assets and liabilities:
Decrease (increase) in accounts
 receivable, (net)                    13,586            (535,402)
(Increase) decrease in inventories  (993,505)            261,333
Decrease (increase) in prepaid
 expenses and other current assets   148,644             (67,438)
Decrease in accounts payable         (99,371)           (396,859)
(Decrease) increase in accrued
 expenses                            (92,758)            131,423
Decrease in other liabilities       (370,798)             (9,561)
                                   ----------          ----------
Net cash provided by
 operating activities              1,155,871             275,777
                                   ----------          ----------


Cash flows from investing
 activities:

Proceeds from sale of equipment           ---             27,350
Capital expenditures                 (573,808)          (745,202)
Decrease (increase) in restricted
 cash                                 364,909             (5,291)
                                   ----------          ----------

Net cash used in investing
 activities                          (208,899)          (723,143)
                                   ----------          ----------
                                                       (continued)





Cash flows from financing
 activities:

Proceeds from issuance of
 short-term debt                     982,256             427,644
Repayment of long-term debt         (215,000)           (207,500)
Proceeds from sale of treasury
 stock                                   ---               3,450
Dividends declared and paid          (34,880)                ---
                                  ----------           ---------
Net cash provided by
 financing activities:               732,376             223,594
                                  ----------           ---------
Net increase (decrease) in cash and
 cash equivalents                  1,679,348            (223,772)
Cash and cash equivalents
 at beginning of period               56,204             291,729
                                  ----------          ----------
Cash and cash equivalents
 at end of period                $ 1,735,552         $    67,957
                                  ==========          ==========
Supplemental disclosures of
 cash flow information:

 Cash paid during the period for:

  Interest                       $    56,876         $    64,976
                                  ----------          ----------



See accompanying notes to consolidated financial statements.






















     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE
     PERIOD ENDED JUNE 30, 2001

Note 1. The consolidated financial information as of June 30, 2001 and for the three and six-month periods ended June 30, 2001 and 2000 includes, in the opinion of management, all adjustments (none of which were non-recurring) necessary for a fair presentation of such periods. The consolidated financial information for the three and six-month periods ended June 30, 2001 is not necessarily indicative of the results of operations that might be expected for the entire year ending December 31, 2001.


Note 2.   INVENTORIES

           The following are the major classes of inventories as of June 30, 2001 and December 31, 2000:

                                        2001           2000

               Finished goods.......$2,706,637     $ 1,996,746
               Work in process......    87,019          66,991
               Raw materials........ 1,124,308         860,722
                                    $3,917,964     $ 2,924,459

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



Note 4.   DEBT

          The Company is party to a loan agreement (the "Agreement") and promissory note with the New Jersey Economic Development Authority (the "Authority"). Under the Agreement, the Authority loaned the Company $4,140,000 out of the proceeds from the issuance of the Authority's Economic Growth Bonds (Greater Mercer County Composite Issue) 1996 Series E (the "Bonds") to be used in connection with specified capital expenditures described in the Agreement. Interest is charged at the variable rate of interest due on the Bonds (2.60% at June 30, 2001).


          In connection with the Agreement, the Authority also entered into a trust indenture with a bank to serve as trustee and tender agent for the loan proceeds. Principal and interest are payable monthly to the trustee in varying amounts through 2006.

          The trust indenture is secured in part by the Agreement and by a direct pay Letter of Credit facility in the face amount of $4,209,000, of which $2,523,333 was outstanding at June 30, 2001. The Letter of Credit facility contains financial and other restrictive covenants. The Agreement, as currently amended (the "Amended Agreement"), contains financial and other covenants including minimum tangible net worth, cash flow coverage, current ratio and maximum liabilities to tangible net worth (all as defined). The Amended Agreement further provides for collateralization of the Letter of Credit facility by substantially all of the Company's assets.

          The Company has a $1.0 million unsecured demand note line of credit agreement with a bank which expired July 31, 2001. Interest is payable monthly at the bank's index rate (6.75% at June 30, 2001) less 0.25%. As of June 30, 2001 and December 31, 2000, $982,256 and $0, respectively, was outstanding under the line of credit. The line of credit was renewed in the amount of $1.0 million and expires July 31, 2002. The note provides for prepayments and advances as required to satisfy working capital needs. The note is collateralized by substantially all of the Company's assets.

Note 5.   RECLASSIFICATIONS

          Certain reclassifications have been made to the 2000 financial statements in order to conform with the 2001 presentation.


Note 6.   INSURANCE SETTLEMENT

          As previously reported, on January 24, 2001, the Company received $2,039,286 related to an insurance settlement, which was net of $210,714 due, or potentially due, to an insurance adjuster. The amount due to the adjuster is in dispute. The Company and its bank agreed that $330,814 of the proceeds received are restricted for use under the terms of its loan agreement with the New Jersey Economic Development Authority to pay costs incurred to repair and make certain improvements to the dryer damaged in the fires. Such amount was recorded in restricted cash and other liabilities upon receipt. The balance of the proceeds received, $1,708,472 has been recorded under other income. The Company intends to reinvest the proceeds of this settlement in like kind assets (as defined by the Internal Revenue Code) and, as such, the proceeds are not currently taxable.


Note 7.   RECENTLY ISSUED ACCOUNTING STANDARDS:

          In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 2000 the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. The Company adopted SFAS No. 133 on January 1, 2001 as required. The implementation of this standard did not result in any impact on the Company's June 30, 2001 financial statements as the Company presently does not have any derivative financial instruments.

          In July 2001, the Financial Accounting Standards Board issued FASB Nos. 141 and 142 (SFAS 141 and SFAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets." SFAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 will be reclassified to goodwill. Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001. In connection with the adoption of SFAS 142, companies will be required to perform a transitional goodwill impairment assessment. The Company believes that the adoption of SFAS 142, beginning on January 1, 2002, will have no effect on the Company's consolidated financial position or results of operations.

                               FORM 10-Q
                     HOMASOTE COMPANY AND SUBSIDIARY
                             June 30, 2001

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

GENERAL

     The following discussion and analysis and statements made elsewhere in this Form 10-Q may include forward-looking statements about the future that are necessarily subject to various risks and uncertainties. These statements are based on the beliefs and assumptions of management and on information currently available to management. These forward-looking statements are identified by words such as "estimates", "expects", "anticipates", "plans", "believes",and other similar expressions

     Factors that could cause future results to differ materially from those expressed in or implied by the forward-looking statements or historical results include the impact or outcome of:
          events or conditions which affect the building and manufacturing industries in general and the Company in particular, such as general economic conditions, employment levels, inflation, weather, strikes and other factors; competitive factors such as changes in choices regarding structural building materials by architects and builders and packing products by industrial firms;
     Although the ultimate impact of the above and other factors are uncertain, these and other factors may cause future earnings to differ materially from results or outcomes we currently seek or expect. These factors are discussed in greater detail below.

RESULTS OF OPERATIONS

     The Company's sales are derived from building material wholesalers and industrial manufacturers. Sales during the three months ended June 30, 2001 increased by $ 66,921 or 1.0% to $ 6,779,020, from $ 6,712,099 in the three months ended June 30, 2000. Sales for the six month period ended June 30, 2001 increased by $262,533 or 2.0% to $13,647,349, from
$13,384,816 in the six months ended June 30, 2000. The increase resulted in part from an increase in the price of most millboard and industrial products late in the fourth quarter of 2000. This increase was offset by reduced unit sales due to unusually harsh weather conditions, primarily in the Northeast region and deteriorating economic conditions in the building products and packaging industries.


   Gross profit as a percentage of sales, was 30.3% and 26.9%,respectively, for the three-month periods ended June 30, 2001 and 2000 and 26.2% and 25.9 %, respectively, for the six-month periods ended June 30, 2001 and 2000. During the first quarter of 2001, margins were negatively impacted by a significant increase in the price of natural gas of approximately 96%, higher repair and maintenance costs and overtime and other costs incurred due to the shutdown of a millboard production line for overhaul. These cost increases were partially offset by the price increase as discussed above.

     Second quarter margins were substantially improved over those of the first quarter due to the productivity and efficiencies realized from the overhauled production line and reductions of average energy rates. Efforts to control overtime and other labor and repair and maintenance costs also contributed to the improved margins.

     Selling, general and administrative expenses as a percentage of sales were 24.9% and 24.3%, respectively, for the three-month periods ended June 30, 2001 and 2000 and 24.8% and 23.8%, respectively, for the six-month periods ended June 30, 2001 and 2000. The increase in selling, general and administrative expenses is attributable primarily to increased compensation in 2001 and a refund of state sales taxes in the year earlier period, partially offset by a reduction in sales agent commission costs.

     Interest income increased to $21,611 for the three-month period ended June 30, 2001, as compared to $15,349 for the three-month period ended June 30, 2000 and to $52,209 for the six-month period ended June 30, 2001 as compared to $30,113 for the six-month period ended June 30, 2000. The increase in interest income is attributable primarily to the earnings from an investment of funds received in the insurance settlement as discussed elsewhere in this report.

     Interest expense on debt decreased to $30,980 and $56,876, respectively, for the three and six-month periods ended June 30, 2001, as compared to $37,445 and $64,976, respectively, for the three and six-month periods ended June 30, 2000. The decrease is primarily attributable to reductions in the Company's cost of borrowed funds.

     As previously reported, on January 24, 2001, the Company received $2,039,286 related to an insurance settlement, which was net of $210,714 due, or potentially due, to an insurance adjuster. The amount due to the adjusted is in dispute. The Company and its bank agreed that $330,814 of the proceeds received are restricted for use under the terms of its loan agreement with the New Jersey Economic Development Authority to pay costs incurred to repair and make certain improvements to the dryer damaged in the fires. Such amount was recorded in restricted cash and other liabilities upon receipt. The balance of the proceeds received, $1,708,472, has been recorded under other income. The Company intends to reinvest the proceeds of this settlement in like kind assets (as defined by the Internal Revenue Code) and, as such, the proceeds are not currently taxable.

     Other income decreased from $9,793 and $25,584 respectively,for the three and six-month periods ended June 30, 2000 to $7,138 and $9,961, respectively for the three and six-month periods ended June 30, 2001, due primarily to decreases in the net price of corrugated paper sold as scrap.

     There was no income tax expense during the three and six-month periods ended June 30, 2001 because it is expected that federal and state taxes on projected book income in 2001 will be offset by a reduction in the valuation allowance resulting in no income tax expense.

     As a result of the foregoing, net income increased to $368,779 and $1,908,905, respectively, for the three and six-month periods ended June 30, 2001, as compared to $163,244 and $302,244, respectively, for the three and six month periods ended June 30, 2000.


LIQUIDITY AND CAPITAL RESOURCES

     Cash flows from operating activities and bank borrowings are the primary sources of liquidity. Net cash provided by operating activities amounted to $1.2 million and $0.3 million in the six-month periods ended June 30, 2001 and 2000, respectively.
     Working capital was $3,641,921 at June 30, 2001, as compared to $1,928,925 at December 31, 2000, an increase of $1,712,996.
     Capital expenditures for new and improved facilities and equipment, which are financed primarily through internally generated funds and debt, were $0.6 million and $0.7 million in 2001 and 2000, respectively. The Company has estimated capital expenditures for the remaining six (6) months of 2001 in the amount of $0.6 million.
     Cash flows from financing activities increased from $0.2 million provided in 2000 to $0.7 million provided in 2001, primarily as a result of the increase in short term debt of $1.0 million during the period ended June 30, 2001 compared to $0.4 million during the period ended June 30, 2000.
The Company is party to a loan agreement (the "Agreement") and promissory note with the New Jersey Economic Development Authority(the "Authority"). Under the Agreement, the Authority loaned the Company $4,140,000 out of the proceeds from the issuance of the Authority's Economic Growth Bonds (Greater Mercer County Composite Issue) 1996 Series E (the "Bonds") to be used in connection with specified capital expenditures described in the Agreement. Interest is charged at the variable rate of interest due on the Bonds (2.60% at June 30, 2001).
In connection with the Agreement, the Authority also entered into a trust indenture with a bank to serve as trustee and tender agent for the loan proceeds. Principal and interest are payable monthly to the trustee in varying amounts through 2006.
The trust indenture is secured in part by the Agreement and by a direct pay Letter of Credit facility in the face amount of $4,209,000, of which $2,523,333 was outstanding at June 30, 2001. The Letter of Credit facility contains financial and other restrictive covenants. The Agreement, as currently amended (the "Amended Agreement"), contains financial and other covenants including minimum tangible net worth, cash flow coverage, current ratio and maximum liabilities to tangible net worth (all as defined). The Amended Agreement further provides for collateralization of the Letter of Credit facility by substantially all of the Company's assets.

The Company has a $1.0 million unsecured demand note line of credit agreement with a bank which expired July 31, 2001. Interest is payable monthly at the bank's index rate (6.75% at June 30, 2001) less 0.25%.As of June 30, 2001 and December 31, 2000, $982,256 and $0, respectively, was outstanding under the line of credit. The line of credit was renewed in the amount of $1.0 million and expires July 31, 2002. The note provides for prepayments and advances as required to satisfy working capital needs. The note is collateralized by substantially all of the Company's assets.
     Management believes that all cash flows from operations, coupled with its bank credit facilities, are adequate for the Company to meet its obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued FASB Nos. 141 and 142 (SFAS 141 and SFAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets." SFAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 will be reclassified to goodwill. Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001. In connection with the adoption of SFAS 142, companies will be required to perform a transitional goodwill impairment assessment. The Company believes that the adoption of SFAS 142, beginning on January 1, 2002, will have no effect on the Company's consolidated financial position or results of operations.

INFLATION AND ECONOMY

     The Company will continue to maintain a policy of constantly monitoring such factors as product demand and costs, and will adjust prices as these factors and the economic conditions warrant.
     The Company utilizes a significant amount of natural gas in the manufacture of Homasote board. To ensure a consistently effective supply of natural gas, the Company was party to a two-year purchase agreement expiring October 31, 2000. Market conditions in the natural gas industry caused the Company to incur a significant increase in the cost of this energy resource of approximately 96% effective November 1, 2000. The Company notified its millboard and industrial customers of an energy surcharge effective with shipments commencing November 27, 2000. Effective May 1, 2001 the Company contracted with its energy suppliers to ensure a constant supply of these resources and enable product pricing to remain at the surcharge inclusion levels. A reduction in the cost of natural gas and production efficiencies realized during the second quarter are reflected in revised prices for most products effective July 30, 2001.

     The Company is engaged in a dispute with a former energy supplier regarding the method of pricing. The Company is filing a declaratory judgement action against the supplier in the Superior Court of the State of New Jersey in an effort to define the pricing mechanism according to the Company's interpretation. The proceedings are at a very preliminary stage.



OTHER DEVELOPMENTS

     The Company is a party to purchase agreement contracts to purchase readily available wastepaper from two suppliers. Under the terms of the contracts, the Company is required to make purchases at a minimum price per ton, as defined, or at the prevailing market price, whichever is greater. The contracts require minimum quantity purchases by the Company which are generally below the Company's normal usage. Purchases in the six months ended June 30, 2001 and 2000 aggregated approximately $557,000 and $515,000, respectively. The contracts expire in 2009.
     Also see the discussion under Inflation and Economy above regarding a dispute with a former supplier of energy.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, the Company is exposed to fluctuations in interest rates and equity market risks as the Company seeks debt and equity capital to sustain its operations.

     The information below summarizes the Company's market risk associated with its debt obligations as of June 30, 2001. Fair value included herein has been estimated taking into consideration the nature and term of the debt instrument and the prevailing economic and market conditions at the balance sheet date. The table below presents principal cash flows by year of maturity based on the terms of the debt. The variable interest rate disclosed represents the rate at June 30, 2001. Changes in the prime interest rate during fiscal 2001 will have a positive or negative effect on the Company's interest expense. The Company had $3,505,589 of debt outstanding as of June 30, 2001. Further information specific to the Company's debt is presented in note 4 to the unaudited consolidated financial statements.


                  ESTIMATED    CARRYING     YEAR OF    INTEREST
DESCRIPTION       FAIR VALUE   AMOUNT       MATURITY   RATE

DEMAND NOTE       $  982,256   $  982,256   2001       6.5%

LONG TERM DEBT
INCLUDING CURRENT
INSTALLMENTS      $2,523,333   $2,523,333   Various    2.6%


          Part 2

          OTHER INFORMATION

          June 30, 2001
          ITEM 9

          EXHIBITS AND REPORTS ON FORM 8-K

          (b) Reports on Form 8-K - There are no reports on Form
          8-K filed for the six months ended June 30, 2001.


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