Form 10-Q
period 2001-09-30
HOMASOTE CO
filed 2001-11-19
CIK 48165

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                              FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM _____ TO _____
                       ______________________

                    COMMISSION FILE NUMBER 1-3786

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

     At September 30, 2001, 348,799 shares of common stock of the registrant were outstanding.











Results of Operations
                                 Homasote Company and Subsidiary
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                     AND RETAINED EARNINGS
                                          (UNAUDITED)

                    For the three months     For the nine months
                           ended                    ended
                        September 30,            September 30,
                       2001        2000       2001        2000
                    ---------   ---------  ----------  ----------

Net sales           6,414,796   6,688,174  20,062,145  20,072,990
Cost of sales       4,784,708   5,156,959  14,858,263  15,070,545
                    ---------   ---------  ----------  ----------
 Gross profit       1,630,088   1,531,215   5,203,882   5,002,445
 Selling, general
  and administrative
  expenses          1,680,220   1,776,301   5,058,875   4,963,358
                    ---------   ---------  ----------  ----------
 Operating (loss)
  income              (50,132)   (245,086)    145,007      39,087

Other (expense) income:
 Gain on sale of
  assets                  ---         ---         ---      27,350
 Interest income       15,536      18,426      67,745      48,539
 Interest expense     (25,557)    (34,610)    (82,433)    (99,586)
 Insurance settlement     ---         ---   1,708,472         ---
 Other income           2,570      13,109      12,531      38,693
                    ---------   ---------  ----------  ----------
                       (7,451)     (3,075)  1,706,315      14,996
                    ---------   ---------  ----------   ---------
(Loss) earnings before
 income tax expense   (57,583)   (248,161)  1,851,322      54,083
Income tax expense         ---         ---        ---         ---
                    ---------   ---------  ----------   ---------
Net (loss) earnings   (57,583)   (248,161)  1,851,322      54,083

Retained earnings
 at beginning of
  period           15,482,059  13,631,466  13,608,034  13,329,222

Less cash dividends
 declared and paid
 ($.10 per share
 in 2001 and $0.05
 in 2000)                 ---     (17,440)   (34,880)     (17,440)
                   ----------  ----------  ----------  ----------

Retained earnings
 at end of period  15,424,476  13,365,865  15,424,476  13,365,865
                   ==========  ==========  ==========  ==========




Basic and diluted net
 (loss)earnings per
 common share           (0.17)      (0.71)       5.31         .16
                   ==========  ==========  ==========  ==========


Weighted average basic
 and diluted common
 shares outstanding   348,799     348,799     348,799     348,799
                   ==========  ==========  ==========  ==========

See accompanying notes to consolidated financial statements.










































                       Homasote Company and Subsidiary
                         CONSOLIDATED BALANCE SHEETS

ASSETS
                              September 30,       December 31,
                                 2001                2000
                             ------------         -----------
                              (UNAUDITED)

CURRENT ASSETS

Cash and cash equivalents    $  1,152,980        $     56,204
Accounts receivable (net
 of allowance for doubtful
 accounts of $53,392 in
 2001 and $51,392 in 2000)      2,460,995           2,288,016
Inventories                     3,632,079           2,924,459
Deferred income
 taxes                             29,369              29,369
Prepaid expenses and
 other current assets             115,213             242,523
                              -----------         -----------
 Total current assets           7,390,636           5,540,571
                              -----------         -----------
Property, plant and
 equipment, at cost            41,822,385          40,746,146
Less accumulated
 depreciation                  30,745,026          29,803,778
                              -----------         -----------
Net property, plant and
 equipment                     11,077,359          10,942,368

 Restricted cash                  329,998             691,778
 Other assets                   2,555,583           2,575,488
                              -----------         -----------
                             $ 21,353,576        $ 19,750,205
                              ===========         ===========



                                                  (continued)










LIABILITIES AND STOCKHOLDERS' EQUITY

                               September 30,      December 31,
                                  2001               2000
                               -------------      -----------
                                (UNAUDITED)

CURRENT LIABILITIES

Short term debt              $  1,443,952                 ---
Current installments of
 long-term debt                   443,750        $    432,500
Accounts payable                1,443,717           2,441,560
Accrued expenses                  774,784             737,586
                              -----------         -----------
Total current liabilities       4,106,203           3,611,646

Long-term debt, excluding
 current installments           1,972,083           2,305,833
Deferred income taxes              29,369              29,369
Other liabilities               6,261,439           6,635,317
                              -----------         -----------
Total liabilities              12,369,094          12,582,165
                              -----------         -----------
STOCKHOLDERS' EQUITY

Common stock, par value $.20
 per share; authorized
 1,500,000 shares;
 Issued 863,995 shares            172,799             172,799
Additional paid-in capital        898,036             898,036
Retained earnings              15,424,476          13,608,034
                              -----------         -----------
                               16,495,311          14,678,869
Less cost of common shares in
 treasury - 515,196 shares in
 2001 and 2000                       7,510,829           7,510,829
                              -----------         -----------
Total stockholders' equity      8,984,482           7,168,040
                              -----------         -----------
                             $ 21,353,576        $ 19,750,205
                              ===========         ===========


See accompanying notes to consolidated financial statements.



                            Homasote Company and Subsidiary
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                     (UNAUDITED)

                                     2001              2000
                                 -----------       -----------


Cash flows from operating
 activities:
Net earnings                     $ 1,851,322       $      54,083
Adjustments to reconcile net
 earnings to net cash
 provided by operating activities:
Depreciation and amortization        961,153             922,884
Gain on disposal of fixed assets         ---             (27,350)
Changes in assets and liabilities:
Increase in accounts
 receivable, net                    (172,979)             (7,761)
(Increase) decrease in inventories  (707,620)            280,128
Decrease (increase) in prepaid
 expenses and other current assets   127,310             (44,022)
Decrease in accounts payable        (997,843)            (82,161)
Increase in accrued expenses          37,198             260,599
Decrease in other liabilities       (373,878)            (46,853)
                                   ----------          ----------

Net cash provided by
 operating activities                724,663           1,309,547
                                   ----------          ----------

Cash flows from investing
 activities:

Proceeds from sale of equipment           ---             27,350
Capital expenditures               (1,076,239)        (1,157,271)
Decrease in restricted cash           361,780             33,203
                                   ----------          ----------

Net cash used in investing
 activities                          (714,459)        (1,096,718)
                                   ----------          ----------


                                                       (continued)






Cash flows from financing
 activities:

Proceeds from issuance of
 short-term debt                   1,443,952                 ---
Repayment of long-term debt         (322,500)           (311,250)
Dividends declared and paid          (34,880)            (17,440)
Proceeds from sale of treasury
 stock                                   ---               3,450
                                  ----------           ---------
Net cash provided by (used in)
 financing activities:             1,086,572            (325,240)
                                  ----------           ---------
Net increase (decrease) in cash
 and cash equivalents              1,096,776            (112,411)
Cash and cash equivalents
 at beginning of period               56,204             291,729
                                  ----------          ----------
Cash and cash equivalents
 at end of period                $ 1,152,980         $   179,318
                                  ==========          ==========
Supplemental disclosures of
 cash flow information:

Cash paid during the period for:

  Interest                       $    82,433         $    99,586
                                  ----------          ----------



See accompanying notes to consolidated financial statements.






















     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE
     PERIOD ENDED SEPTEMBER 30, 2001

Note 1. The consolidated financial information as of September 30, 2001 and for the three and nine-month periods ended September 30, 2001 and 2000 includes, in the opinion of management, all adjustments (none of which were non-recurring) necessary for a fair presentation of such periods. The consolidated financial information for the three and nine-month periods ended September 30, 2001 is not necessarily indicative of the results of operations that might be expected for the entire year ending December 31, 2001.

Note 2.   INVENTORIES

         The following are the major classes of inventories as of September 30, 2001 and December 31, 2000:

                                        2001           2000

               Finished goods.......$2,648,549     $ 1,996,746
               Work in process......    59,287          66,991
               Raw materials........   924,243         860,722
                                    $3,632,079     $ 2,924,459

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

Note 4.   DEBT

          The Company is party to a loan agreement (the "Agreement") and promissory note with the New Jersey Economic Development Authority (the "Authority"). Under the Agreement, the Authority loaned the Company $4,140,000 out of the proceeds from the issuance of the Authority's Economic Growth Bonds (Greater Mercer County Composite Issue) 1996 Series E (the "Bonds") to be used in connection with specified capital expenditures described in the Agreement. Interest is charged at the variable rate of interest due on the Bonds (2.15% at September 30, 2001).

          In connection with the Agreement, the Authority also entered into a trust indenture with a bank to serve as trustee and tender agent for the loan proceeds. Principal and interest are payable monthly to the trustee in varying amounts through 2006.

          The trust indenture is secured in part by the Agreement and by a direct pay Letter of Credit facility in the face amount of $4,209,000, of which $2,415,833 was outstanding at September 30, 2001. The Letter of Credit facility contains financial and other restrictive covenants. The Agreement, as currently amended (the "Amended Agreement"), contains financial and other covenants including minimum tangible net worth, cash flow coverage, current ratio and maximum liabilities to tangible net worth (all as defined),with which the Company is in compliance at September 30, 2001. The Amended Agreement further provides for collateralization of the Letter of Credit facility by substantially all of the Company's assets.

          The Company had an unsecured demand note line of credit agreement with a bank which expired July 31, 2001. Interest is payable monthly at the bank's prime rate (6.0% at September 30, 2001) less 0.25%. As of September 30, 2001 and December 31, 2000, $1,443,952 and $0, respectively, was outstanding under the line of credit. The line of credit was renewed in the amount of $1.0 million and expires July 31, 2002. On September 10, 2001, the amount of the line of credit was amended to $1.5 million. The unused credit available under this facility at September 30, 2001 was $56,048. Additionally, the amended line provides for an unused line fee of 0.25% per
          annum.   The note provides for prepayments and advances as
          required to satisfy working capital needs. The note is collateralized by substantially all of the Company's assets.

Note 5.   RECLASSIFICATIONS

          Certain reclassifications have been made to the 2000 financial statements in order to conform with the 2001 presentation.

Note 6.   INSURANCE SETTLEMENT

          As previously reported, on January 24, 2001, the Company received $2,039,286 related to an insurance settlement, which was net of $210,714 due, or potentially due, to an insurance adjuster. The amount due to the adjuster is in dispute. The Company and its bank agreed that $330,814 of the proceeds received are restricted for use under the terms of its loan agreement with the New Jersey Economic Development Authority to pay costs incurred to repair and make certain improvements to the dryer damaged in the fires. Such amount was recorded in restricted cash and other liabilities upon receipt. The balance of the proceeds received, $1,708,472 has been recorded under other income. The Company is in the process of reinvesting the proceeds of this settlement in like kind assets (as defined by the Internal Revenue Code) and, as such, the proceeds are not currently taxable.

Note 7.   RECENTLY ISSUED ACCOUNTING STANDARDS:

          The Company is required to adopt the provisions of SFAS 141 for acquisitions initiated after June 30, 2001, and SFAS 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until the Company's adoption of SFAS 142 on January 1, 2002. Upon adoption SFAS 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired based on the provisions of SFAS 142. To the extent an indication exists that the goodwill may be impaired, the Company must measure the impairment loss, if any. Any impairment loss will be recognized as the cumulative effect of a change in accounting principle.

          In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143 "Asset Retirement Obligation" ("SFAS 143"). SFAS 143 addresses the accounting and reporting requirements for legally unavoidable obligations associated with the retirement of tangible long-lived assets. In general, SFAS 143 requires entities to capitalize asset retirement costs of related long-lived assets in the period in which they meet the definition of a liability and to allocate these costs to expense using a systematic and rational method. SFAS 143 will become effective for the Company beginning January 1, 2003. The Company is reviewing the potential impact of SFAS 143 on its consolidated results of operations and financial position.




























    FORM 10-Q
                     HOMASOTE COMPANY AND SUBSIDIARY
                            September 30, 2001

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

RESULTS OF OPERATIONS

     The Company's sales are derived from building material wholesalers and industrial manufacturers. Sales during the three months ended September 30, 2001 decreased by $273,378 or 4.1% to $6,414,796 from
$6,688,174 in the three months ended September 30, 2000. Sales for the nine month period ended September 30, 2001 decreased by $10,845 or 0.1% to $20,062,145 from $20,072,990 in the nine months ended September 30,
2000.   The decrease in the third quarter resulted primarily from
deteriorating economic conditions in the building products and packaging industries, as well as a reduction in the price of most millboard and industrial products effective July 31, 2001 approximating 7%.

    Gross profit as a percentage of sales, was 25.4% and 22.9%, respectively, for the three-month periods ended September 30, 2001 and 2000 and 25.9% and 24.9%, respectively, for the nine-month periods ended September 30, 2001 and 2000. Third quarter margins continued to benefit from productivity and efficiencies realized from a production line overhauled in the first quarter of 2001 and reductions of average energy rates, partially offset by an extended maintenance shutdown of another production line in the month of July and the aforementioned price reductions. Efforts to control overtime and other labor and repair and maintenance costs also contributed to the improved margins.

     Selling, general and administrative expenses as a percentage of sales were 26.2% and 26.6%, respectively, for the three-month periods ended September 30, 2001 and 2000 and 25.2% and 24.7%, respectively, for the nine-month periods ended September 30, 2001 and 2000. Selling, general and administrative expenses remained relatively consistent for the nine month periods ended September 30, 2001 and 2000. The relative percentage of selling, general and administrative expenses in the third quarter decreased primarily in the areas of Company-placed advertising and sales agent commission costs, partially offset by increased compensation, professional fee and insurance costs and a new cooperative advertising program.

    Interest income decreased to $15,536 for the three-month period ended September 30, 2001, as compared to $18,426 for the three-month period ended September 30, 2000. Interest income increased to $67,745 for the nine-month period ended September 30, 2001 as compared to $48,539 for the nine-month period ended September 30, 2000. The increase in interest income for the nine-month period is attributable primarily to the earnings from an investment of funds received in the insurance settlement as discussed elsewhere in this report.

    Interest expense on debt decreased to $25,557 and $82,433 respectively, for the three and nine-month periods ended September 30, 2001, as compared to $34,610 and $99,586, respectively, for the three and nine-month periods ended September 30, 2000. The decrease is primarily attributable to reductions in the Company's cost of borrowed funds partially offset by the Company's increase in net borrowings.

     As previously reported, on January 24, 2001, the Company received $2,039,286 related to an insurance settlement, which was net of $210,714 due, or potentially due, to an insurance adjuster. The amount due to the adjuster is in dispute. The Company and its bank agreed that $330,814 of the proceeds received are restricted for use under the terms of its loan agreement with the New Jersey Economic Development Authority to pay costs incurred to repair and make certain improvements to the dryer damaged in the fires. Such amount was recorded in restricted cash and other liabilities upon receipt. The balance of the proceeds received, $1,708,472, has been recorded under other income. The Company is in the process of reinvesting the proceeds of this settlement in like kind assets (as defined by the Internal Revenue Code) and, as such, the proceeds are not currently taxable.

     Other income decreased from $13,109 and $38,693, respectively,for the three and nine-month periods ended September 30, 2000, to $2,570 and $12,531 respectively, for the three and nine-month periods ended
September 30, 2001, due primarily to decreases in the net price of corrugated paper sold as scrap.

     There was no income tax expense during the three and nine-month
periods ended September 30, 2001   because it is expected that federal
and state taxes for financial reporting purposes in 2001 will be offset by a reduction in the valuation allowance resulting in no income tax expense for the year.

     As a result of the foregoing, the net loss of $248,161 for the three-month period ended September 30, 2000, decreased to $57,583 for the three-month period ended September 30, 2001. Net earnings for the nine-month period ended September 30, 2001 improved to $1,851,322 from net earnings of $54,083 in the nine-month period ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows from operating activities and bank borrowings are the primary sources of liquidity. Net cash provided by operating activities amounted to $0.7 million and $1.3 million in the nine-month periods ended September 30, 2001 and 2000, respectively.

     Working capital was $3,284,433 at September 30, 2001, as compared to $1,928,925 at December 31, 2000, an increase of $1,355,508.

     Capital expenditures for new and improved facilities and equipment, which are financed primarily through internally generated funds and debt, were $1.1 million and $1.2 million in 2001 and 2000, respectively. The Company has estimated capital expenditures for the remaining three
(3) months of 2001 in the amount of $0.6 million.

     Cash flows from financing activities was $1.1 million provided in 2001 compared to ($0.3) million used in 2000 primarily as a result of short term debt of $1.4 million during the period ended September 30, 2001 compared to $0.0 million during the period ended September 30, 2000. As described below, the Company has the ability to generate additional cash, if needed, through additional borrowings or other available facilities.

The Company is party to a loan agreement (the "Agreement") and promissory note with the New Jersey Economic Development Authority (the "Authority"). Under the Agreement, the Authority loaned the Company $4,140,000 out of the proceeds from the issuance of the Authority's Economic Growth Bonds (Greater Mercer County Composite Issue) 1996 Series E (the "Bonds") to be used in connection with specified capital expenditures described in the Agreement. Interest is charged at the variable rate of interest due on the Bonds (2.15% at September 30, 2001).

In connection with the Agreement, the Authority also entered into a trust indenture with a bank to serve as trustee and tender agent for the loan proceeds. Principal and interest are payable monthly to the trustee in varying amounts through 2006.

The trust indenture is secured in part by the Agreement and by a direct pay Letter of Credit facility in the face amount of $4,209,000, of which $2,415,833 was outstanding at September 30, 2001. The Letter of Credit facility contains financial and other restrictive covenants. The Agreement, as currently amended (the "Amended Agreement"), contains financial and other covenants including minimum tangible net worth, cash flow coverage, current ratio and maximum liabilities to tangible net worth (all as defined). The Amended Agreement further provides for collateralization of the Letter of Credit facility by substantially all of the Company's assets.

The Company had an unsecured demand note line of credit agreement with a bank which expired July 31, 2001. Interest is payable monthly at the bank's prime rate (6.0% at September 30, 2001) less 0.25%. As of September 30, 2001 and December 31, 2000, $1,443,952 and $0,
respectively, was outstanding under the line of credit. The line of credit was renewed in the amount of $1.0 million and expires July 31, 2002. On September 10, 2001, the amount of the line of credit was amended to $1.5 million. The unused credit available under this facility at September 30, 2001 was $56,048. Additionally, the amended line provides for an unused line fee of 0.25% per annum. The note provides for prepayments and advances as required to satisfy working capital needs. The note is collateralized by substantially all of the Company's assets.

     Management believes that all cash flows from operations, coupled with its bank credit facilities, are adequate for the Company to meet its obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

      The Company is required to adopt the provisions of SFAS 141 for acquisitions initiated after June 30, 2001, and SFAS 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until the Company's adoption of SFAS 142 on January 1, 2002. Upon adoption SFAS 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired based on the provisions of SFAS 142. To the extent an indication exists that the goodwill may be impaired, the Company must measure the impairment loss, if any. Any impairment loss will be recognized as the cumulative effect of a change in accounting principle.

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143 "Asset Retirement Obligation" ("SFAS 143"). SFAS 143 addresses the accounting and reporting requirements for legally unavoidable obligations associated with the retirement of tangible long-lived assets. In general, SFAS 143 requires entities to capitalize asset retirement costs of related long-lived assets in the period in which they meet the definition of a liability and to allocate these costs to expense using a systematic and rational method. SFAS 143 will become effective for the Company beginning January 1, 2003. The Company is reviewing the potential impact of SFAS 143 on its consolidated results of operations and financial position.

INFLATION AND ECONOMY

     The Company will continue to maintain a policy of constantly monitoring such factors as product demand and costs, and will adjust prices as these factors and the economic conditions warrant.
Management believes that it is too early to estimate the extent to which the business operations of the Company will be affected by the general decline in the economy that appears to have been accelerated by the terrorist attacks of September 11, 2001 and thereafter.
     The Company utilizes a significant amount of natural gas in the manufacture of Homasote board. To ensure a consistently effective supply of natural gas, the Company was party to a two-year purchase agreement expiring October 31, 2000. Market conditions in the natural gas industry caused the Company to incur a significant increase in the cost of this energy resource of approximately 96% effective November 1, 2000. The Company notified its millboard and industrial customers of an energy surcharge effective with shipments commencing November 27, 2000. Effective May 1, 2001 the Company contracted with its energy suppliers to ensure a constant supply of these resources and enable product pricing to remain at the surcharge inclusion levels. A reduction in the cost of natural gas and realized production efficiencies are reflected in revised prices for most of the Company's products which were effective July 30, 2001.

     The Company is engaged in a dispute with a former energy supplier regarding the efforts of the supplier to change the method of pricing. The Company has filed a declaratory judgment action in the Superior Court of the State of New Jersey seeking a judgment that the supplier repudiated the contract with the company by endeavoring to implement a method of pricing that was inconsistent with the provisions of the contract. The defendant has removed the case to the Federal District Court for the District of New Jersey. The proceeding are in the discovery stage.

OTHER DEVELOPMENTS

     The Company is a party to purchase agreement contracts to purchase readily available wastepaper from two suppliers. Under the terms of the contracts, the Company is required to make purchases at a minimum price per ton, as defined, or at the prevailing market price, whichever is greater. The contracts require minimum quantity purchases by the Company which are generally below the Company's normal usage. Purchases in the nine months ended September 30, 2001 and 2000, aggregated approximately $652,000 and $748,000, respectively and met the minimum quantity purchases requirement of the contracts. The contracts expire in 2009.
     Also see the discussion under Inflation and Economy above regarding a dispute with a former supplier of energy.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, the Company is exposed to fluctuations in interest rates and equity market risks as the Company seeks debt and equity capital to sustain its operations.

     The information below summarizes the Company's market risk associated with its debt obligations as of September 30, 2001. Fair value included herein has been estimated taking into consideration the nature and term of the debt instrument and the prevailing economic and market conditions at the balance sheet date. The table below presents principal cash flows by year of maturity based on the terms of the debt. The variable interest rate disclosed represents the rate at September 30, 2001. Changes in the prime interest rate during fiscal 2001 will have a positive or negative effect on the Company's interest expense. The Company had $3,859,785 of debt outstanding as of September 30, 2001. Further information specific to the Company's debt is presented in note 4 to the unaudited consolidated financial statements.



                  ESTIMATED    CARRYING     YEAR OF    INTEREST
DESCRIPTION       FAIR VALUE   AMOUNT       MATURITY   RATE

DEMAND NOTE       $1,443,952   $1,443,952   2001       5.75%

LONG TERM DEBT
INCLUDING CURRENT
INSTALLMENTS      $  110,000   $  110,000   2001
                     447,500      447,500   2002
                     462,500      462,500   2003
                     477,500      477,500   2004
                     493,333      493,333   2005
                     425,000      425,000   2006
                  __________   __________

                $2,415,833     $2,415,833              2.15%




          Part 2

          OTHER INFORMATION

          September 30, 2001
          ITEM 9


          EXHIBITS AND REPORTS ON FORM 8-K

          (b) Reports on Form 8-K - There are no reports on Form
          8-K filed for the nine months ended September 30, 2001.


          OTHER INFORMATION

          Pursuant of the requirements of the Securities Exchange
          Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HOMASOTE COMPANY
                                   (Registrant)

          November 15, 2001        James M. Reiser, Vice President
            Date                   and Chief Financial Officer

                                   (Signature)