Form 10-K
period 2001-12-31
HOMASOTE CO
filed 2002-04-01
CIK 48165

FORM 10-K
                   ------------------------------
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
     (Mark One)
      [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
                      FOR THE FISCAL YEAR ENDED

                          DECEMBER 31, 2001

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

            932 LOWER FERRY ROAD, WEST TRENTON, NJ 08628
     (Address of principal executive office, including zip code)

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


     As of March 13, 2002, the Aggregate Market Value of the Voting Stock held by non-affiliates was $1,966,256.

     As of March 13, 2002, there were 348,799 shares of common stock, $.20 par value, outstanding.

     Documents Incorporated by Reference

     Homasote Company 2001 Annual Report to Stockholders (Parts II
And IV).

     Proxy Statement dated April 3, 2002 to be filed with the Securities and Exchange Commission within 120 days of December 31, 2001.(Part III)


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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISKS

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

     (C)  NARRATIVE DESCRIPTION OF BUSINESS
          (I)  PRINCIPAL PRODUCTS AND SERVICES

               THE PRINCIPAL PRODUCT OF THE REGISTRANT IS
               "HOMASOTE" INSULATING AND BUILDING BOARD
               MANUFACTURED IN VARIOUS THICKNESSES, SIZES AND FINISHES. THE BASIC RAW MATERIAL IS WOOD FIBRE OBTAINED FROM RECONVERTING CLEAN, FLAT FOLDED NEWSPAPERS. IT IS COMBINED WITH VARIOUS CHEMICALS TO PRODUCE RIGID, SIDEWALL, FLOOR AND ROOFING INSULATION IN VARIOUS SHEET SIZES AND THICKNESSES. THIS PRODUCT HAS NO ASBESTOS AND NO UREAFORMALDEHYDE ADDITIVES.

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

          (II) PRODUCT IMPROVEMENTS AND NEW APPLICATIONS

               APPLICATIONS FOR THE USE OF HOMASOTE BOARDS IN
               FLOOR AND WALL SYSTEMS FOR SOUND CONTROL ARE
               OPENING AVENUES IN THE CUSTOMER BASE. SEE "LETTER TO SHAREHOLDERS AND EMPLOYEES" WHICH IS INCORPORATED
               HEREIN BY REFERENCE AS PART OF EXHIBIT 13.

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

          (VII)MATERIAL CUSTOMERS

               ONE CUSTOMER ACCOUNTED FOR 11% AND 10% OF THE COMPANY'S SALES IN 2001 AND 2000, RESPECTIVELY, AND 17% AND 12% OF ACCOUNTS RECEIVABLE AT DECEMBER 31, 2001 AND 2000, RESPECTIVELY.

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

          (XI) RESEARCH AND DEVELOPMENT

               THE REGISTRANT DEFINES RESEARCH AS THE
               EXPERIMENTATION WITH RESPECT TO NEW PRODUCTS OR DESIGNS. IT DEFINES QUALITY CONTROL AS THE ONGOING SUPPORT FOR EXISTING PRODUCTS OR DESIGNS. DURING THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 NO AMOUNTS WERE SPENT ON RESEARCH AND DEVELOPMENT.

               DURING THE YEARS ENDED DECEMBER 31, 2001, 2000 AND
               1999 THE REGISTRANT INCURRED QUALITY CONTROL COSTS
               OF $93,684, $148,954, AND $84,097, RESPECTIVELY.

          (XII)ENVIRONMENTAL PROTECTION

               AS OF DECEMBER 31, 2001, COMPLIANCE WITH FEDERAL, STATE AND LOCAL PROVISIONS WHICH HAVE BEEN ENACTED OR ADOPTED TO REGULATE THE PROTECTION OF THE ENVIRONMENT WILL NOT HAVE A MATERIAL EFFECT UPON THE CAPITAL EXPENDITURES, EARNINGS OR COMPETITIVE POSITION OF THE REGISTRANT OR ITS SUBSIDIARY. THE REGISTRANT DOES NOT EXPECT TO MAKE ANY MATERIAL CAPITAL EXPENDITURES FOR ENVIRONMENTAL CONTROL FACILITIES FOR ITS 2002 FISCAL YEAR.

          (XIII)NUMBER OF EMPLOYEES

          AS OF DECEMBER 31, 2001, THE REGISTRANT EMPLOYED 213
          EMPLOYEES, AS COMPARED TO 229 IN 2000.

     (D)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC
          OPERATIONS AND EXPORT SALES

          FOREIGN SALES, PRIMARILY IN CANADA AND THE UNITED KINGDOM, ACCOUNTED FOR APPROXIMATELY 13% IN THE YEAR ENDED DECEMBER 31, 2001 AND 11% AND 5% IN THE YEARS ENDED DECEMBER 31, 2000 AND 1999, RESPECTIVELY, OF THE REGISTRANT'S TOTAL SALES. THE REGISTRANT IS CONTINUING ITS EFFORTS TO EXPAND SALES WORLDWIDE.

ITEM 2.   PROPERTIES

          THE REGISTRANT'S PLANT AND MAIN OFFICES ARE LOCATED AT 932 LOWER FERRY ROAD, EWING TOWNSHIP, TRENTON, NEW JERSEY.
          THE PROPERTY CONSISTS OF APPROXIMATELY 28 ACRES WITH PRIVATE RAILROAD SIDINGS ENTERING THE SHIPPING AND MANUFACTURING AREAS. BUILDINGS ARE OF CINDER BLOCK AND BRICK CONSTRUCTION, WITH A FLOOR AREA OF APPROXIMATELY 600,000 SQUARE FEET, WHICH ARE PROPERLY ARRANGED FOR THE MANUFACTURE AND FINISHING OF ALL THE REGISTRANT'S PRODUCTS. THE ENTIRE AREA IS PROTECTED WITH AN ENCLOSURE OF CYCLONE FENCING AND GUARD HOUSE. ALL MANUFACTURING OPERATIONS AND THE OFFICE COMPLEX ARE PROTECTED BY FIRE SPRINKLERS AND ARE MONITORED BY A SECURITY COMPANY FOR FIRE PROTECTION. ALL PROPERTY IS HELD IN FEE SIMPLE.
          THE MANUFACTURING OPERATION RUNS THREE SHIFTS, FIVE DAYS
          A WEEK. PRODUCTION SCHEDULING AND ACTIVITY IS DEPENDENT DIRECTLY UPON THE ECONOMIC CONDITION OF THE BUILDING CONSTRUCTION AND MANUFACTURING INDUSTRIES.
ITEM 3.   LEGAL PROCEEDINGS

          AS OF DECEMBER 31, 2001, THERE WAS NO MATERIAL PENDING LITIGATION AGAINST THE REGISTRANT. HOWEVER, SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS" RESPECTING THE SETTLEMENT OF CERTAIN LITIGATION BROUGHT BY THE REGISTRANT AGAINST ITS INSURANCE CARRIER RESPECTING LOSSES INCURRED AS A RESULT OF FIRES INVOLVING A DRYER USED IN THE MANUFACTURING PROCESS, WHICH DISCUSSION IS INCORPORATED HEREIN BY REFERENCE AS PART OF EXHIBIT 13.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          NOT APPLICABLE.

                         PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

          THIS INFORMATION IS INCLUDED IN THE HOMASOTE COMPANY 2001 ANNUAL REPORT TO STOCKHOLDERS. SEE THE TWO YEAR DIVIDEND AND STOCK PRICE COMPARISON SECTION OF SUCH REPORT
          INCORPORATED HEREIN BY REFERENCE AS EXHIBIT 13.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

          SEE CONSOLIDATED FIVE YEAR HIGHLIGHTS SECTION OF THE
          HOMASOTE COMPANY 2001 ANNUAL REPORT TO STOCKHOLDERS
          INCORPORATED HEREIN BY REFERENCE AS EXHIBIT 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS SECTION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          SEE MANAGEMENT'S DISCUSSION AND ANALYSIS SECTION OF THE
          HOMASOTE COMPANY 2001 ANNUAL REPORT TO STOCKHOLDERS
          INCORPORATED HEREIN BY REFERENCE AS EXHIBIT 13.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISKS

          IN THE NORMAL COURSE OF BUSINESS, THE COMPANY IS EXPOSED TO FLUCTUATIONS IN INTEREST RATES AND EQUITY MARKET RISKS AS THE COMPANY SEEKS DEBT AND EQUITY CAPITAL TO SUSTAIN ITS OPERATIONS.
          THE INFORMATION BELOW SUMMARIZES THE COMPANY'S MARKET RISK ASSOCIATED WITH ITS DEBT OBLIGATIONS AS OF DECEMBER 31, 2001. FAIR VALUE INCLUDED HEREIN HAS BEEN ESTIMATED TAKING INTO CONSIDERATION THE NATURE AND TERM OF THE DEBT INSTRUMENT AND THE PREVAILING ECONOMIC AND MARKET CONDITIONS AT THE BALANCE SHEET DATE. THE TABLE BELOW PRESENTS PRINCIPAL CASH FLOWS BY YEAR OF MATURITY BASED ON THE TERMS OF THE DEBT. THE VARIABLE INTEREST RATE DISCLOSED REPRESENTS THE RATE AT DECEMBER 31, 2001. CHANGES IN THE PRIME INTEREST RATE DURING FISCAL 2002 WILL HAVE A POSITIVE OR NEGATIVE EFFECT ON THE COMPANY'S INTEREST EXPENSE. THE COMPANY HAD $2,869,833 OF DEBT OUTSTANDING AT DECEMBER 31,
          2001.   FURTHER INFORMATION SPECIFIC TO THE COMPANY'S DEBT
          IS PRESENTED IN NOTE 4 TO THE CONSOLIDATED FINANCIAL
          STATEMENTS.


               ESTIMATED     CARRYING      YEAR OF     INTEREST
DESCRIPTION    FAIR VALUE    AMOUNT        MATURITY    RATE

DEMAND NOTE    $   564,000   $  564,000     2002        4.5 %

LONG TERM DEBT
INCLUDING CURRENT
INSTALLMENTS   $   447,500   $  447,500    2002
                   462,500      462,500    2003
                   477,500      477,500    2004
                   493,333      493,333    2005
                   425,000      425,000    2006
                 _________    _________
               $ 2,305,833   $2,305,833                 1.60%

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          SEE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO
          CONSOLIDATED FINANCIAL STATEMENTS OF THE HOMASOTE COMPANY 2001 ANNUAL REPORT TO STOCKHOLDERS INCORPORATED HEREIN BY REFERENCE AS EXHIBIT 13.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          NONE.

                         PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (A)  DIRECTORS

          A DEFINITIVE PROXY STATEMENT DATED APRIL 3, 2002, WHICH
          WILL BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION INCLUDING THE INFORMATION REQUIRED BY THESE ITEMS, IS
          INCORPORATED HEREIN BY REFERENCE.

     (B)  EXECUTIVE OFFICERS
                                                  EXPERIENCE
                                   STARTED        IN YEARS
                                   IN             AT
     NAME           TITLE (6)      POSITION       POSITION  AGE
------------------  ---------      --------       --------  ---
WARREN L. FLICKER   CHAIRMAN OF
(1)                  THE BOARD AND
                      CHIEF EXECUTIVE
                       OFFICER     1/01/00         2        58

PETER J. MCELVOGUE  PRESIDENT       7/1/00         1        39
(2)

JOSEPH A. BRONSARD  EXECUTIVE VICE
(3)                  PRESIDENT     1/01/95         6        68


JAMES M. REISER     VICE PRESIDENT 3/01/99         3        59
(4)                  AND CHIEF
                      FINANCIAL
                       OFFICER

JENNIFER D. BARTKOVICH
(5)                  SECRETARY     5/03/01         0        33


     (1)  EMPLOYED BY THE COMPANY SINCE 1965.
     (2)  EMPLOYED BY THE COMPANY SINCE 2000.
     (3)  EMPLOYED BY THE COMPANY SINCE 1968. Retired 12/31/01.
     (4)  EMPLOYED BY THE COMPANY SINCE 1999.
     (5)  EMPLOYED BY THE COMPANY SINCE 2000.
     (6)  THE OFFICERS MENTIONED ABOVE ARE RE-ELECTED EACH YEAR
          BY THE BOARD OF DIRECTORS AT THEIR ANNUAL MEETING.

ITEM 11.  EXECUTIVE COMPENSATION

          A DEFINITIVE PROXY STATEMENT DATED APRIL 3, 2002, WHICH
          WILL BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION INCLUDING THE INFORMATION REQUIRED BY THESE ITEMS, IS
          INCORPORATED HEREIN BY REFERENCE.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          A DEFINITIVE PROXY STATEMENT DATED APRIL 3, 2002, WHICH
          WILL BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION INCLUDING THE INFORMATION REQUIRED BY THESE ITEMS, IS
          INCORPORATED HEREIN BY REFERENCE.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          A DEFINITIVE PROXY STATEMENT DATED APRIL 3, 2002, WHICH
          WILL BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION INCLUDING THE INFORMATION REQUIRED BY THESE ITEMS, IS
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
                BY REFERENCE AS PART OF EXHIBIT 13.

               INDEPENDENT AUDITORS' REPORT INCORPORATED HEREIN BY
                REFERENCE AS PART OF EXHIBIT 13.

               CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED
                EARNINGS - YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 INCORPORATED HEREIN BY REFERENCE AS PART OF
                EXHIBIT 13.

               CONSOLIDATED BALANCE SHEETS - DECEMBER 31, 2001 AND
                2000 INCORPORATED HEREIN BY REFERENCE AS PART OF
                EXHIBIT 13.

               CONSOLIDATED STATEMENTS OF CASH FLOWS - YEARS ENDED
                DECEMBER 31, 2001, 2000 AND 1999 INCORPORATED HEREIN BY REFERENCE AS PART OF EXHIBIT 13.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS INCORPORATED
                HEREIN BY REFERENCE AS PART OF EXHIBIT 13.

          (2)  FINANCIAL STATEMENT SCHEDULES

               INDEPENDENT AUDITORS' REPORT

               SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS -
              YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

               NO OTHER SCHEDULES ARE REQUIRED.

          (3)  EXHIBITS

                3   ARTICLES OF INCORPORATION AND BYLAWS*

              13   HOMASOTE COMPANY 2001 ANNUAL REPORT TO STOCKHOLDERS

     (B)       REPORT ON FORM 8-K

               NO REPORTS ON FORM 8-K WERE FILED IN THE THREE
               MONTHS ENDED DECEMBER 31, 2001.

     *PREVIOUSLY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION

                         SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED,
THEREUNTO DULY AUTHORIZED.

                                   HOMASOTE COMPANY

DATED:    MARCH 29, 2002           BY WARREN FLICKER
                                   CHAIRMAN AND CHIEF EXECUTIVE
                                   OFFICER

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES ON THE DATE INDICATED.

WARREN FLICKER           CHAIRMAN, CEO       MARCH 29, 2002
                          & DIRECTOR

PETER J. MCELVOGUE       PRESIDENT                MARCH 29, 2002


JAMES M. REISER          VICE PRESIDENT,          MARCH 29, 2002
                          CFO & DIRECTOR

IRVING FLICKER         CHAIRMAN EMERITUS
                         & DIRECTOR          MARCH 29, 2002

JOSEPH A. BRONSARD       DIRECTOR            MARCH 29, 2002

MICHAEL FLICKER          DIRECTOR            MARCH 29, 2002

IRENE T. GRAHAM             DIRECTOR              MARCH 29, 2002

PETER N. OUTERBRIDGE     DIRECTOR            MARCH 29, 2002

CHARLES A. SABINO        DIRECTOR            MARCH 29, 2002

NORMAN SHARLIN           DIRECTOR                 MARCH 29, 2002

















































TO SHAREHOLDERS AND EMPLOYEES

     We began 2001 with anticipated steady growth and an upbeat mode. Our 440 Sound Barrier Floor Systems were being widely accepted by builders of multiple dwellings. Until late spring, we shipped our 440 Sound Barrier product at a steady pace to various locales across the country. Our multi-ply decking (4 Way Floor Deck) also started to gain acceptance with these same builders in mid-America.
     By late June, we started to see a decline in orders for these and other products due to the recession. This softness in sales continued until the tragedy that changed our country. Following 9/11, there was a drop in business from which we have yet to fully recover.
     During the same period a large export customer stopped purchasing our product due to their purchase and conversion of a plant to produce their own product line of display and pin boards. We feel that this market is large enough for us to enter and have signed on two distributors to represent us.
     Foam sales for the year were up; this can be attributed to new pricing which includes freight and a sustained effort to stay competitive.
     The Pak-line division, which supplies cushioning and packaging products to customers around the globe, showed sharp declines in sales related to a downturn in the appliance industry and the overall recession in manufacturing. One of our principal customers closed plants and replaced our product.
     The steel separator business showed increases in export sales but was unable to offset declines domestically. The glass separator business increased both domestically and overseas. A new glass separator product, StapleSafe (patent pending) is capturing the attention of glass manufacturers around the world.
     Net sales for 2001 were $25,721,385 versus 2000 sales of $27,744,946, a decrease of $2,023,561 or 7.3%. Net earnings for the year were $1,554,771, resulting in net earnings per common share of $4.46. Net income includes other income of $1,708,472 from an insurance settlement. Net working capital was $3,089,004, an increase of $1,160,079 from the previous year.
     Our 2001 retirees included: Joseph A. Bronsard, Angel Cortes, Charles Downs, Carl Good and Wayne Tettemer. Best wishes for long and happy retirement to each of the employees who left us in 2001.
     We wish to thank our loyal shareholders, directors, officers, management, employees, customers, and suppliers for their continued support.

Warren L. Flicker       Irving Flicker       Peter J. McElvogue
Chairman of the Board,  Chairman Emeritus    President
Chief Executive Officer

Homasote Company and Subsidiary
Consolidated Five Year Highlights


                                                2001 (a)
                                             ---------
Net sales                                  $  25,721,385
Depreciation and amortization              $   1,279,645
Net earnings (loss)                        $   1,554,771
Common shares outstanding
 (weighted average basic and diluted)            348,799
Basic and diluted net earnings
 (loss) per common share                   $        4.46
Dividends-declared and paid                $      34,880
Dividends per share                        $         .10
Working capital                            $   3,089,004
Working capital ratio                              1.9:1
Capital expenditures                       $   1,355,098
Total assets                               $  20,395,447
Long-term debt, excluding current
 portion                                   $   1,858,333
Stockholders' equity                       $   8,687,931
Common shares outstanding                        348,799
Per share book value of common stock       $       24.91

                                                2000
                                             ---------
Net sales                                  $  27,744,946
Depreciation and amortization              $   1,262,672
Net earnings (loss)                        $     313,692
Common shares outstanding
 (weighted average basic and diluted)            348,799
Basic and diluted net earnings
 (loss) per common share                   $         .90
Dividends-declared and paid                $      34,880
Dividends per share                        $         .10
Working capital                            $   1,928,925
Working capital ratio                              1.5:1
Capital expenditures                       $   1,519,990
Total assets                               $  19,750,205
Long-term debt, excluding current
 portion                                   $   2,305,833
Stockholders' equity                       $   7,168,040
Common shares outstanding                        348,799
Per share book value of common stock       $       20.55



Homasote Company and Subsidiary
Consolidated Five Year Highlights
                                                 1999
                                             ---------
Net sales                                  $  25,018,201
Depreciation and amortization              $   1,533,583
Net earnings (loss)                        $    (386,820)
Common shares outstanding
 (weighted average basic and diluted)            348,599
Basic and diluted net earnings
 (loss) per common share                   $       (1.11)
Dividends-declared and paid                $        0.00
Dividends per share                        $        0.00
Working capital                            $   2,564,212
Working capital ratio                              1.8:1
Capital expenditures                       $   1,282,412
Total assets                               $  19,560,532
Long-term debt, excluding current
 portion                                   $   2,738,333
Stockholders' equity                       $   6,885,778
Common shares outstanding                        348,599
Per share book value of common stock       $       19.75





                                                 1998
                                             ---------
Net sales                                  $  24,302,836
Depreciation and amortization              $   1,365,692
Net earnings (loss)                        $    (698,229)
Common shares outstanding
 (weighted average basic and diluted)            348,630
Basic and diluted net earnings
 (loss) per common share                   $       (2.00)
Dividends-declared and paid                $        0.00
Dividends per share                        $        0.00
Working capital                            $   2,902,215
Working capital ratio                              1.6:1
Capital expenditures                       $   1,284,154
Total assets                               $  21,621,616
Long-term debt, excluding current
 portion                                   $   3,155,833
Stockholders' equity                       $   7,272,598
Common shares outstanding                        348,599
Per share book value of common stock       $       20.86

Homasote Company and Subsidiary
Consolidated Five Year Highlights


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

(a) Net income and per share amounts include $1,708,472 related to an insurance settlement.


TWO YEAR DIVIDEND AND STOCK PRICE COMPARISON
CASH DIVIDENDS

Quarterly cash dividends for the last two years were as follows:

Quarter        2001      2000
               ----      ----
First       $  0.05   $  0.00
Second         0.05      0.00
Third          0.00      0.05
Fourth         0.00      0.05
               ----      ----
            $  0.     $  0.10




STOCK PRICES

Stock prices for the Company's Common Stock for the last two years were as follows:

                    2001                2000
Quarter        High      Low       High      Low
               -----     -----     -----     -----
First        $  9.50   $  9.13   $  8.50   $  5.87
Second       $ 11.25   $  9.25   $  9.00   $  5.00
Third        $ 12.00   $  9.90   $ 15.00   $  8.50
Fourth       $ 11.50   $ 10.10   $ 14.00   $  8.50

The Common Stock of the Company is traded over-the-counter.

The number of Stockholders of record of the Company at December 31, 2001 and 2000 is 223 and 229, respectively.
































                  Homasote Company and Subsidiary
     CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                   Years ended December 31


                                 2001         2000         1999
                               ---------   ----------   ---------

Net sales                  $ 25,721,385 $ 27,744,946 $25,018,201
Cost of sales                19,608,879   20,978,855  19,570,673
                             ----------   ----------  ----------
Gross profit                  6,112,506    6,766,091   5,447,528
Selling, general and
 administrative expenses      6,270,149    6,460,247   5,786,887
                              ---------   ----------  ----------
Operating (loss) income        (157,643)     305,844    (339,359)
Other income (expense):
Gain on sale of assets           13,600       27,350       5,850
Interest income                  75,962       65,315      79,860
Interest expense               (102,212)    (130,003)   (172,718)
Insurance settlement          1,708,472          ---         ---
Other income                     16,592       45,186      19,033
                             ----------   ----------  ----------
Earnings (loss) before
 income tax benefit           1,554,771      313,692    (407,334)
Income tax benefit                  ---          ---     (20,514)
                             ----------   ----------  ----------
Net earnings (loss)           1,554,771      313,692    (386,820)

Retained earnings at
 beginning of year           13,608,034   13,329,222  13,716,042
Less dividends declared and
 paid (0.10 per share
 in 2001 and 2000)              (34,880)     (34,880)        ---
                             ----------   ----------  ----------
Retained earnings at
 end of year               $ 15,127,925 $ 13,608,034 $13,329,222
                             ==========   ==========  ==========
Basic and diluted net
 earnings (loss) per
 common share              $       4.46 $        .90 $     (1.11)
                             ==========   ==========  ==========
Weighted average basic and
 diluted common shares
 outstanding                    348,799      348,799     348,599
                             ==========   ==========  ==========
See accompanying notes to consolidated financial statements.


                       Homasote Company and Subsidiary
                         CONSOLIDATED BALANCE SHEETS

ASSETS
                              December 31,        December 31,
                                  2001               2000
                             ------------         -----------

CURRENT ASSETS:
Cash and cash equivalents    $    927,686       $      56,204
Accounts receivable (net
 of allowance for doubtful
 accounts of $61,392 in 2001
 and $51,392 in 2000)           1,592,103           2,288,016
Inventories                     3,506,725           2,924,459
Deferred income taxes             190,017              29,369
Prepaid expenses and
 other current assets             255,707             242,523
                             ------------         -----------
Total Current Assets            6,472,238           5,540,571
                             ------------         -----------
Property, plant and
 equipment, net                11,044,361          10,942,368
Restricted cash                   223,468             691,778
Prepaid benefit plan costs      2,608,035           2,501,603
Other assets                       47,345              73,885
                             ------------         -----------
                             $ 20,395,447        $ 19,750,205
                             ============         ===========

See accompanying notes to consolidated financial statements.




















LIABILITIES AND STOCKHOLDERS' EQUITY

                              December 31,        December 31,
                                  2001               2000
                             ------------         -----------

CURRENT LIABILITIES:
Short term debt              $    564,000       $         ---
Current installments of
 long-term debt                   447,500             432,500
Accounts payable                1,895,924           2,441,560
Accrued expenses                  475,810             737,586
                             ------------         -----------
Total Current Liabilities       3,383,234           3,611,646

Long-term debt, excluding
 current installments           1,858,333           2,305,833
Deferred income taxes             190,017              29,369
Obligations under
 benefit plans                  6,083,758           5,966,131
Other liabilities                 192,174             669,186
                             ------------         -----------
Total Liabilities              11,707,516          12,582,165
                             ------------         -----------

COMMITMENTS AND CONTINGENCIES
 (note 10)

STOCKHOLDERS' EQUITY
Common stock, par value $0.20
 per share; Authorized
 1,500,000 shares;
 Issued 863,995 shares,
 outstanding 348,799, net
 of treasury shares               172,799             172,799
Additional paid-in capital        898,036             898,036
Retained earnings              15,127,925          13,608,034
                             ------------         -----------
                               16,198,760          14,678,869
Less cost of common shares in
 treasury, 515,196 shares in
 2001 and 2000
                                7,510,829           7,510,829
                             ------------         -----------
Total Stockholders' Equity      8,687,931           7,168,040
                             ------------         -----------
                             $ 20,395,447       $  19,750,205
                             ============         ===========

See accompanying notes to consolidated financial statements.

                            Homasote Company and Subsidiary
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                YEARS ENDED DECEMBER 31

                                 2001          2000         1999
                             -----------   ----------   -----------

Cash flows from operating
 activities:
Net earnings (loss)           $1,554,771   $   313,692  $ (386,820)
Adjustments to reconcile net
 earnings (loss) to net cash
 provided by operating
 activities:
Depreciation and amortization  1,279,645     1,262,672   1,533,583
Gain on disposal of fixed
 assets                          (13,600)      (27,350)     (5,850)
Deferred income taxes                ---           ---     117,660
Changes in assets and
 liabilities:
Decrease (increase) in
 accounts receivable, net        695,913      (257,926)   (132,186)
(Increase) decrease in
 inventories                    (582,266)       56,511     847,847
(Increase) decrease in prepaid
 expenses and other current
  assets                         (13,184)       41,957     (55,735)
Increase in prepaid benefit
 plan costs                     (106,432)     (235,890)   (277,557)
Decrease in refundable
 income taxes                        ---           ---     218,377
(Decrease) increase in accounts
 payable                        (545,636)      427,137     610,702
(Decrease) increase in accrued
 expenses                       (261,776)       18,460     (28,024)
Increase in obligations under
 benefit plans                   117,627       119,573     263,022
(Decrease) increase in other
 liabilities                    (477,012)     (141,636)   (188,854)
                              ----------    ----------   ---------
Net cash provided by operating
 activities                    1,648,050     1,577,200   2,516,165
                              ----------    ----------   ---------
Cash flows from investing
 activities:
Proceeds from sale of
 equipment                        13,600       27,350        5,850
Capital expenditures          (1,355,098)  (1,519,990)  (1,282,412)
Decrease in restricted cash      468,310      128,845      342,978
                              ----------   ----------    ---------

Net cash used in investing
 activities                     (873,188)  (1,363,795)    (933,584)
                              ----------   ----------   -----------
Cash flows from financing
 activities:
Proceeds from (repayment of)
 short-term debt                 564,000          ---   (2,000,000)
Repayment of long-term debt     (432,500)    (417,500)    (406,667)
Dividends declared and paid      (34,880)     (34,880)         ---
Proceeds from sale of
 treasury stock                      ---        3,450          ---
                              ----------   ----------   ----------
Net cash provided by (used in)
 financing activities:            96,620     (448,930)  (2,406,667)
                              ----------   ----------   ----------
Net increase (decrease) in
 cash and cash equivalents       871,482     (235,525)    (824,086)
Cash and cash equivalents
 at beginning of year             56,204      291,729    1,115,815
                              ----------   ----------    ---------
Cash and cash equivalents
 at end of year              $   927,686  $    56,204   $  291,729
                               ==========  ==========    =========
Supplemental disclosures of
 cash flow information:
 Cash paid during the year for:

  Interest                   $   102,212  $   130,003   $  172,718
                               =========    =========    =========



See accompanying notes to consolidated financial statements.



















Homasote Company and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 and 1999

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS: Homasote Company is in the business of manufacturing insulated wood fiberboard and polyisocyanurate foam products, and operates in only one industry segment; the manufacture and sale of rigid polyisocyanurate and structural insulating building materials and packing products for industrial customers. Sales in 2001 were distributed as follows: Building material wholesalers and contractors, approximately 69%; industrial manufacturers, approximately 31%; in 2000, building material wholesalers and contractors, approximately 71%; industrial manufacturers, approximately 29%; in 1999, building material wholesalers and contractors, approximately 76%; industrial manufacturers, approximately 24%. The Company's primary basic raw material, wastepaper, is generally readily available from two suppliers with which the Company has purchase contracts that expire in 2009 (see note 10).

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

FAIR VALUE OF FINANCIAL INSTRUMENTS: As of December 31, 2001 and 2000, the fair value of the Company's financial instruments approximates cost.

REVENUE RECOGNITION: Revenue from product sales is recognized when the related goods are shipped and title and risk of loss pass to the buyer. The Company generally has no obligations after the product is shipped except for routine and customary warranties. Consequently, the point at which the Company recognizes revenue is subject to virtually no judgment and subjectivity.

NET EARNINGS (LOSS) PER COMMON SHARE: Basic net earnings (loss) per common share has been computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the respective periods. Diluted net earnings (loss) per share is the same as basic net earnings (loss) per common share since the Company has a simple capital structure with only common stock outstanding in 2001, 2000 and 1999.

BUSINESS AND CREDIT CONCENTRATIONS: Sales of the Company's products are dependent upon the economic conditions of the housing and manufacturing industries. Changes in these industries may significantly affect management's estimates and the Company's performance.

The majority of the Company's customers are located in the northeastern United States, with the remainder spread throughout the United States and abroad. Foreign sales, primarily in Canada and the United Kingdom, accounted for approximately 13% in the year ended December 31, 2001 and 11% and 5% in the years ended December 31, 2000 and 1999, respectively, of the Company's sales. One customer accounted for 11%, 10% and 11% of the Company's sales in 2001, 2000 and 1999, respectively, and 17%, 12%, and 11% of accounts receivable at December 31, 2001, 2000 and 1999, respectively.

The Company estimates an allowance for doubtful accounts based upon the actual payment history of each individual customer. Consequently, an adverse change in the financial condition of a particular customer or the local economy could affect the Company's estimate of its bad debts.

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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Certain Hedging Activities ("SFAS 133"). In June 2000 the FASB issued Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133 (SFAS 138). SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000; the Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2000. The adoption of these pronouncements has not had a material effect on the Company's consolidated financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS:
In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, Business Combinations ("SFAS 141") and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142") and in August 2001 the FASB issued statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires, commencing January 1, 2002, that goodwill and intangible assets with indefinite useful lives no longer be amortized. Instead, they will be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144. The Company has no goodwill or intangible assets. Consequently, the adoption of these standards had no effect on the Company's consolidated financial statements.

The Company has adopted the provisions of the FASB's Emerging Issues Task Force (EITF), Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," which requires the Company to report all amounts billed to a customer related to shipping and handling as revenue. The Company reports all costs incurred for shipping and handling as cost of goods sold. The Company has reclassified certain costs which were previously included in selling, general and administrative expenses to cost of sales. As a result of this reclassification, selling, general and administrative expenses in 2000 and 1999 were reduced by, and cost of sales was increased by $225,000 and $188,000, respectively.

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

RECLASSIFICATIONS: Certain reclassifications have been made to the 2000 and 1999 financial statements in order to conform with the 2001 presentation.
NOTE 2-INVENTORIES

     The following are the major classes of inventories as of
December 31, 2001 and 2000:
                                2001           2000
                              ---------      ---------
          Finished goods    $ 2,670,284    $ 1,996,746
          Work in process        93,103         66,991
          Raw materials         743,338        860,722
                              ---------      ---------
                            $ 3,506,725    $ 2,924,459
                              =========      =========
Inventories include the cost of materials, direct labor and
manufacturing overhead.


NOTE 3-PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at
December 31:
                          --------------------------------------
                                                       Estimated
                              2001        2000       Useful Lives
                          ----------    ----------   ------------
Land                    $    591,492  $    591,492
Buildings and additions    9,057,465     8,770,539    10-50 years
Machinery and equipment   29,862,918    29,019,920     5-20 years
Office equipment           1,435,474     1,358,858     3-10 years
Automotive equipment         328,005       459,709     3-5  years
Construction in progress     694,187       545,628
                          ----------    ----------
                          41,969,541    40,746,146

Less accumulated
depreciation              30,925,180    29,803,778
                          ----------    ----------
                        $ 11,044,361  $ 10,942,368
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


NOTE 4-DEBT

     The Company is party to a loan agreement (the "Agreement") and promissory note with the New Jersey Economic Development Authority (the "Authority"). Under the Agreement, the Authority loaned the Company $4,140,000 out of the proceeds from the issuance of the Authority's Economic Growth Bonds (Greater Mercer County Composite Issue) 1996 Series E (the "Bonds") to be used in connection with specified capital expenditures described in the Agreement. Interest is charged at the variable rate of interest due on the Bonds (1.1% to 4.3 % in 2001).
     In connection with the Agreement, the Authority also entered into a trust indenture with a bank to serve as trustee and tender agent for the loan proceeds. Principal and interest are payable monthly to the trustee in varying amounts through 2006.
     The trust indenture is secured in part by the Agreement and by a direct pay Letter of Credit facility in the face amount of $4,209,000 of which $2,305,833 was outstanding at December 31, 2001. The Letter of Credit facility contains financial and other restrictive covenants. The Agreement, as currently amended (the "Amended Agreement"), contains financial and other covenants including minimum tangible net worth, cash flow coverage, current ratio and maximum liabilities to tangible net worth (all as defined), with which the Company was in compliance as of and for the year ended December 31, 2001. The Amended Agreement further provides for collateralization of the Letter of Credit facility by substantially all of the Company's assets.
     The balance of long-term debt outstanding (including current installments) at December 31, 2001 and 2000 was $2,305,833 and $2,738,333, respectively. The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2001, are as follows: 2002, $447,500; 2003, $462,500; 2004, $477,500; 2005,
$493,333; 2006, $425,000.
     The Company had an unsecured demand note line of credit agreement with a bank which expired July 31, 2001. The line of credit was renewed in the amount of $1.0 million and expires July 31, 2002. On September 10, 2001, the amount of the line of credit was amended to $1.5 million. Interest is payable monthly at the bank's prime rate (4.75% at December 31, 2001) less 0.25%. As of December 31, 2001 and 2000, $564,000 and
$0, respectively, was outstanding under the line of credit. The unused credit available under this facility at December 31, 2001 was $936,000. Additionally, the amended line of credit provides for an unused line fee of 0.25% per annum. The note provides for prepayments and advances as required to satisfy working capital needs. The note is collateralized by substantially all of the Company's assets. The Company believes that the demand note line of credit will be extended in the normal course of business into 2003.
     Total interest costs incurred during 2001, 2000 and 1999 were approximately $102,212, $130,000 and $173,000, respectively.












NOTE 5-INCOME TAXES

     Income tax benefit is comprised of the following:

                                  2001         2000        1999
                                -------     -------     -------
Current:
     Federal                  $      ---   $     ---  $  (70,998)
     State                           ---         ---     (67,176)
                                 -------     -------     -------
                                     ---         ---    (138,174)
                                 -------     -------     -------
Deferred:
     Federal                         ---         ---     103,911
     State                           ---         ---      13,749
                                 -------     -------     -------
                                     ---         ---     117,660
                                 -------     -------     -------

                              $      ---  $      ---  $  (20,514)
                                 =======     =======     =======
     The actual income tax benefit differs from the amounts computed by applying the U.S. Federal Income Tax rate of 34% to earnings (loss)
before income tax benefit as a result of the following:

                                  2001         2000        1999
                                 -------     -------     -------
Computed "expected" tax
 benefit                       $ 528,622   $ 106,655   $(138,494)
State income taxes (net of
 Federal income tax benefit)      97,554      21,776     (35,262)
Change in valuation allowance   (655,943)   (146,419)    207,237
Reversal of prior year
 overaccrual of Federal tax          ---         ---     (70,998)
Other                             29,767      17,988      17,003
                                 -------     -------     -------
                               $     ---   $     ---   $ (20,514)
                                 =======     =======     =======
     The tax effect of temporary differences that give rise to
significant portions of the deferred tax assets and deferred tax liabilities at December 31 are presented below:

                                               2001        2000
                                             -------     -------
Deferred tax assets:
Accounts receivable, due to allowance
 for doubtful accounts                    $   24,520  $   20,557
Inventories                                  154,969     182,555
Other liabilities, principally due to
 supplemental pension and post-
 retirement costs                          2,431,979   2,384,062
Nondeductible accrued expenses                48,233      37,585
Net operating loss carryforwards--
 Federal and State                           521,556     349,163
Alternative minimum tax credit                26,000      26,000
                                           ---------   ---------
 Total deferred tax assets                 3,207,257   2,999,922
 Less valuation allowance                   (497,085) (1,153,028)
                                           ---------   ---------
 Net deferred tax assets                   2,710,172   1,846,894
                                           ---------   ---------
Deferred tax liabilities:
Fixed assets, due to accelerated
 depreciation                              1,668,416     843,085
Other assets, due to pension costs         1,041,756     999,140
Other                                            ---       4,669
                                           ---------   ---------
 Total deferred tax
  liabilities                              2,710,172   1,846,894
                                           ---------   ---------
 Net deferred tax asset                   $      ---  $      ---
                                           =========   =========

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

     The net change in the total valuation allowance for the years ended December 31, 2001 and 2000 was a decrease of $(655,943) and a decrease of ($146,419), respectively. In addition, at December 31, 2001, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $1,031,000 and $2,877,000, respectively, which are available to reduce future taxes, if any. The net operating loss carryforwards will begin to expire in year 2019 for federal and 2005 for state tax purposes.


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

The Company's funding policy for the Pension Plan is to contribute amounts sufficient to meet minimum funding requirements set forth in U.S. employee benefit and tax laws. The Company's policy for funding the Supplemental Plan is to contribute benefits in amounts as determined at the discretion of management. As of December 31, 2001 and 2000, the Supplemental Plan was unfunded.

The Company also provides certain health care and life insurance benefits for retired employees who have reached the age of 65. Partial benefits are provided to early retirees who have not reached the age of
65. The Company's policy is to fund the cost of health care and life insurance benefits for retirees in amounts determined at the discretion of management. As of December 31, 2001 and 2000, the plan was unfunded. The following table sets forth the Company's defined benefit pension plans' benefit obligations, fair value of assets, funded status and other information:

                                                 2001
                                       Pension          Other
     Change in benefit obligation      Benefits        Benefits
     ----------------------------    -----------     ------------
Benefit obligation at beginning
 of year                             $7,803,328        $2,303,756
Service cost                            125,035            60,956
Interest cost                           590,268           173,587
Plan amendments                             ---               ---
Actuarial gain                          505,257           107,581
Benefits paid                          (609,874)         (136,926)
                                      ---------         ---------
Benefit obligation at end of year    $8,414,014        $2,508,954
                                      =========         =========

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
                                      =========         =========







                                                  2001
                                        Pension         Other
     Change in plan assets              Benefits       Benefits
     -------------------------       -----------     ------------
Fair value of plan assets at
 beginning of year                   $9,092,468        $      ---
Actual return on plan assets           (429,232)              ---
Employer contributions                  171,172           136,926
Administrative expenses                 (49,060)              ---
Benefits paid                          (609,874)         (136,926)
                                      ---------         ---------


Fair value of plan assets at end
 of year                             $8,175,474        $      ---
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
                                      =========         =========

                                                 2001
                                       Pension         Other
Reconciliation of funded status        Benefits       Benefits
-------------------------------       -----------   ------------
Funded status                       $  (238,540)    $(2,508,954)
Unrecognized transition obligation       (5,543)            ---
Unrecognized prior service cost         754,938       1,214,609
Unrecognized actuarial gain          (1,052,819)     (1,639,414)
                                      ---------       ----------
Net amount recognized at year-end   $ (541,964)    $ (2,933,759)
                                      =========       ==========





                                                2000
                                     Pension           Other
Reconciliation of funded status      Benefits         Benefits
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
                                      =========        =========


                                                2001
Amounts recognized in the
 consolidated balance sheet          Pension          Other
 consist of:                         Benefits        Benefits
-------------------------------     -----------    -------------
Prepaid benefit cost                $ 2,608,035      $       ---
Accrued benefit liability            (3,149,999)      (2,933,759)
                                      ---------         ---------
Net amount recognized at year-end   $ (541,964)     $ (2,933,759)
                                      =========         =========

Benefit obligation                  $ 1,993,529      $ 2,508,954
Projected benefit obligation          1,993,529            N/A
Accumulated benefit obligation        1,775,527            N/A


                                              2000
Amounts recognized in the
 consolidated balance sheet          Pension          Other
 consist of:                         Benefits        Benefits
-------------------------------     -----------    -------------
Prepaid benefit cost                $ 2,501,603      $       ---
Accrued benefit liability            (3,168,615)      (2,797,516)
                                      ---------         ---------
Net amount recognized at year-end   $  (667,012)     $(2,797,516)
                                      =========         =========

Benefit obligation                  $ 1,754,621      $ 2,303,756
Projected benefit obligation          1,754,621           N/A
Accumulated benefit obligation        1,653,811           N/A





                                                2001
Components of net period benefit     Pension           Other
cost                                 Benefits         Benefits
-------------------------------     -----------    -------------
Service cost                        $   180,035      $    60,956
Interest cost                           590,268          173,587
Expected return on plan assets         (749,370)             ---
Amortization of transitional
 obligation                             109,101              ---
Amortization of prior service cost       85,418          142,624
Recognized actuarial gain              (169,328)        (103,998)
                                      ---------         ---------
Net periodic pension (benefit) cost $    46,124      $   273,169
                                      =========         =========


                                                  2000
Components of net period benefit       Pension         Other
 cost                                  Benefits       Benefits
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
                                      =========         =========


                                                1999
Components of net period benefit       Pension         Other
 cost                                  Benefits       Benefits
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
                                      =========         =========




                                                 2001
Weighted-Average Assumptions as        Pension         Other
 of December 31                        Benefits       Benefits
-------------------------------       -----------   ------------
Discount rate                              7.25%          7.25%
Expected long-term
 return on plan assets                     8.50%           N/A

                                                 2000
Weighted-Average Assumptions as        Pension         Other
 of December 31                        Benefits       Benefits
-------------------------------       -----------   ------------
Discount rate                              7.75%          7.75%
Expected long-term
 return on plan assets                     8.50%           N/A


                                                 1999
Weighted-Average Assumptions as        Pension         Other
 of December 31                        Benefits       Benefits
-------------------------------       -----------   ------------
Discount rate                              8.00%          8.00%
Expected long-term
 return on plan assets                     8.50%           N/A



Assumed health care cost trend

     A 7.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002. The rate is assumed to decrease gradually to 5.0% in 2006 and remain at that level thereafter.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects at year-end 2001:

                                    One-Percentage- One-Percentage-
                                    Point Increase  Point Decrease
                                    -------------   ------------
Effect on post-retirement benefit
 obligation                        $    282,959     $  (236,586)
Effect on total of service and
 interest cost components                32,941         (26,822)

     The Company has a voluntary savings plan for which all employees are eligible. The Plan provides for the Company to contribute a minimum of $0.25 for every dollar contributed by employees, up to 4% of their salaries. Effective November 1, 2000, the Company amended and restated the Savings Plan in its entirety to convert the Savings Plan to a plan that qualifies and meets the requirements under Section 401(k) of the Internal Revenue Code. Company contributions charged to operations under this Plan amounted to approximately $60,162 in 2001, $29,933 in 2000 and $28,000 in 1999.

     Included in other liabilities at December 31, 2001 and 2000 is $192,174 and $669,186, respectively, of monies received by the Company in January 2001 and December 1998 from its insurance company related to certain equipment (dryer) fires (included in restricted cash in the accompanying consolidated balance sheet at December 31, 2001 and 2000). The cash is restricted for use under the terms of its loan agreement with the New Jersey Economic Development Authority to pay costs incurred in connection with and to repair certain equipment (dryer) damaged in the fires described in note 11.



NOTE 7-ACCRUED EXPENSES

     Accrued expenses as of December 31, 2001 and 2000 consist of the following:
                                        2001        2000
                                      -------     -------
Commissions                         $  80,281   $ 151,067
Payroll                               131,724     151,708
Other                                 263,805     434,811
                                      -------     -------
                                    $ 475,810   $ 737,586
                                      =======     =======



NOTE 8-TREASURY STOCK

     The Company has a policy of offering directors, officers, and employees the option to purchase reacquired shares of Homasote Company common stock on the date acquired and at the purchase price paid by the Company. A summary of activity for the years 2001, 2000 and 1999 follows:

             Acquired           Sold        Retained in Treasury
        ----------------    -------------    ------------------
        Shares    Cost      Shares   Cost      Shares      Cost
        ------    ----      ------   ----      ------      ----
2001       ---  $  ---        ---  $  ---         ---  $    ---
2000       ---  $  ---        200  $3,450         ---  $    ---
1999       ---  $  ---        ---  $  ---         ---  $    ---


NOTE 9-FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of the Company's financial instruments, including Short-term Debt, at December 31, 2001 and 2000 approximate fair value because of the short maturity of those instruments and with respect to the Bonds and Short-term Debt (see note 4) due to the variable interest rates which approximate current market rates.

NOTE 10-COMMITMENTS AND CONTINGENCIES

     The Company's primary basic raw material, wastepaper, is generally readily available from two suppliers with which the Company has purchase contracts that expire in 2009. Under the terms of the contracts, the Company is required to make purchases at a minimum price per ton, as defined, or at the prevailing market price, whichever is greater. The contracts require the Company to purchase all of the wastepaper offered by the suppliers which is generally below the Company's normal usage. Purchases in 2001, 2000 and 1999 aggregated approximately $844,000, $936,000 and $860,000, respectively.

     During the normal course of business, the Company is from time to time involved in various claims and legal actions. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

     The Company is engaged in a dispute with a former energy supplier regarding the efforts of the supplier to change the method of pricing. The Company has filed a declaratory judgment action in the Superior Court of the State of New Jersey seeking a judgment that the supplier repudiated the contract with the Company by endeavoring to implement a method of pricing that was inconsistent with the provisions of the contract. The defendant has removed the case to the Federal District Court for the District of New Jersey. The proceedings are in the discovery stage, which is nearing completion. The Company does not anticipate that the outcome of this dispute will have a material affect on the consolidated financial statements.

     The Company is a party to employment agreements with two officers requiring aggregate annual compensation payments of $350,000 adjusted biennially for changes in the Consumer Price Index (as defined). The agreements expire May 6, 2009 and June 30, 2010, respectively.


NOTE 11-INSURANCE SETTLEMENT

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




INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
HOMASOTE COMPANY:

We have audited the accompanying consolidated balance sheets of Homasote Company and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations and retained earnings, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Homasote Company and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.




KPMG LLP

March 8, 2002
Short Hills, New Jersey




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

RESULTS OF OPERATIONS 2001-2000

     The Company's sales are derived from building material wholesalers and industrial manufacturers. Net sales in 2001 decreased by $2,023,561 or 7.3% to $25,721,385 from $27,744,946. The decrease is attributable primarily to deteriorating economic conditions in the building products and packaging industries. Additionally, the implementation of a necessary 7% energy surcharge by the Company effective for shipments during the first seven months of 2001 encountered significant resistance from millboard and industrial distributors, retailers and end users. In the industrial division, the energy surcharge and other price adjustments adversely affected the specification of Homasote in packaging products, principally major appliances. A key industrial account of the Company that supplies the appliance industry closed several of its manufacturing facilities which also contributed to the shortfall in sales. The severe downturn in the steel industry, partially due to the impact of imports, resulted in reduced sales of steel separators. Lower sales in the fourth quarter of 2001 as compared to 2000 were the result of factors discussed above as well as reductions of customer inventory levels in response to economic conditions and the cessation of sales to an international customer.
     Gross profit as a percentage of sales decreased to 23.8% in 2001 from 24.4% in 2000. The decrease resulted primarily from increased energy costs in the first quarter of 2001, partially offset by the energy surcharge discussed above, and extended maintenance shutdowns of a production line in both the first and third quarters. Increased productivity and efficiencies realized from the production line overhauls were partially offset by increases in wage rates and health and general insurance costs.
     Selling, general and administrative expenses decreased $190,098 from $6,460,247 in 2000 to $6,270,149 in 2001, and as a percentage of sales were 24.4% in 2001 as compared to 23.3% in 2000. The increase in the relative percentage of selling, general and administrative expenses is due primarily to the lower level of sales in 2001. Decreases in the level of sales agent commission costs, Company-placed advertising and customer incentive programs were partially offset by increases in the cost of compensation, retirement benefits and a new cooperative advertising program.
     Interest income increased to $75,962 in 2001 as compared to $65,315 in 2000. The increase in interest income is attributable primarily to the earnings from an investment of funds received in the insurance settlement discussed elsewhere in this discussion and analysis.
     Interest expense on debt decreased to $102,212 in 2001 from $130,003 in 2000. The decrease is primarily attributable to reductions in the Company's cost of borrowed funds partially offset by the Company's increase in net borrowings.
     As previously reported, on January 24, 2001, the Company received $2,039,286 related to an insurance settlement, which was net of $210,714 due, or potentially due, to an insurance adjuster. The amount due to the adjuster is in dispute. The Company and its bank agreed that $330,814 of the proceeds received are restricted for use under the terms of its loan agreement with the New Jersey Economic Development Authority to pay costs incurred to repair and make certain improvements to the dryer damaged in the fires. Such amount was recorded in restricted cash and other liabilities upon receipt. The balance of the proceeds received, $1,708,472, has been recorded under other income. The Company is in the process of reinvesting the proceeds of this settlement in like kind assets (as defined by the Internal Revenue Code) and, as such, the proceeds are not currently taxable.
     Other income decreased to $16,592 in 2001 from $45,186 in 2000 due primarily to decreases in the net price of corrugated paper sold as scrap.
     There was no income tax expense in 2001 due to a decrease in the deferred tax valuation allowance and the utilization of federal and state operating loss carryforwards.
     As a result of the foregoing, net income in 2001 improved to $1,554,771 from $313,692 in 2000.


RESULTS OF OPERATIONS 2000-1999

     The Company's sales are derived from building material wholesalers and industrial manufacturers. Net sales in 2000 increased by $2,726,745 or 10.9% to $27,744,946 from $25,018,201. The increase is attributable primarily to continued recognition by architects, builders and consumers of the sound control and light weight qualities of the Company's millboard and floor system products. Additionally, sales during the fourth quarter were impacted positively by the opening of new international markets. However, shipments during the first two quarters of 1999 were adversely affected by reduced millboard production due to the overhaul of a millboard production line.
     Gross profit as a percentage of sales increased to 24.4% in 2000 from 21.8% in 1999. The increase resulted primarily from improved coverage of fixed costs due to increases in sales and decreases in depreciation expense and non-essential overtime costs in 2000. The increase in gross profit percentage caused by these items was partially offset by increases in wage rates, health insurance costs, a ten day maintenance shutdown in the third quarter and an increase in the price of natural gas during the fourth quarter of 2000.
     Selling, general and administrative expenses as a percentage of sales were 23.3% in 2000 as compared to 23.1% in 1999. The relative percentage of selling, general and administrative expenses increased primarily in the areas of compensation, workers' compensation costs, and advertising, partially offset by a reduction in the cost of depreciation.
     Interest income decreased to $65,315 in 2000 as compared to $79,860 in 1999. The decrease in interest income is attributable primarily to a change from investing excess cash balances in a money market fund to being applied against the Company's outstanding demand line of credit. This change reduced interest income and interest expense.
     Interest expense on debt decreased to $130,003 in 2000 from $172,718 in 1999. The decrease is due primarily to the change in investment of excess cash balances as discussed above.
     Other income increased to $45,186 in 2000 from $19,033 in 1999 due primarily to increases in the net price and amount of corrugated paper sold as scrap.
     There was no income tax expense in 2000 due to the effect of temporary differences between book and taxable income and the utilization of federal and state operating loss carryforwards. The Company recorded an income tax benefit of $20,514 in 1999, resulting from receipt of a federal tax refund in excess of the recorded receivable, and the reduction of certain other tax related accruals no longer required.
     As a result of the foregoing, net income in 2000 improved to $313,692 from a net loss of $386,820 in 1999.


LIQUIDITY AND CAPITAL RESOURCES

     Cash flows from operating activities and bank borrowings are the primary sources of liquidity. Net cash provided by operating activities amounted to $1.6 million in 2001 and 2000, and $2.5 million in 1999. At December 31, 2001, the Company had working capital of $3,089,004 as compared to $1,928,925 at December 31, 2000, an increase of $1,160,079.
     Capital expenditures for new and improved facilities and equipment, which are financed primarily through internally generated funds and debt, were $1.4 million in 2001, $1.5 million in 2000 and $1.3 million in 1999. The Company has estimated capital expenditures for 2002 in the amount of $1.1 million, in part to upgrade the Company's computer hardware and software systems and implement other manufacturing equipment replacement and improvement projects. Additional funds, available in part from the settlement with its insurance carrier, will be expended to install an automated feeder system on the primary saw, complete the overhaul of a production line mold and on other Coe dryer related projects.
     Cash flows from financing activities was $.1 million provided in 2001 compared to ($0.4) million used in 2000, primarily as a result of proceeds of short-term debt of $.6 million.
     The Company is party to a loan agreement (the "Agreement") and promissory note with the New Jersey Economic Development Authority (the "Authority"). Under the Agreement, the Authority loaned the Company $4,140,000 out of the proceeds from the issuance of the Authority's Economic Growth Bonds (Greater Mercer County Composite Issue) 1996
Series E (the "Bonds") to be used in connection with specified capital expenditures described in the Agreement. Interest is charged at the variable rate of interest due on the Bonds (1.1% to 4.3% in 2001).
     In connection with the Agreement, the Authority also entered into a trust indenture with a bank to serve as trustee and tender agent for the loan proceeds. Principal and interest are payable monthly to the trustee in varying amounts through 2006.
     The trust indenture is secured in part by the Agreement and by a direct pay Letter of Credit facility in the face amount of $4,209,000 of which $2,305,833 was outstanding at December 31, 2001. The Letter of Credit facility contains financial and other restrictive covenants. The Agreement, as currently amended (the "Amended Agreement"), contains financial and other covenants including minimum tangible net worth, cash flow coverage, current ratio and maximum liabilities to tangible net worth (all as defined) with which the Company was in compliance as of and for the year ended December 31, 2001 and 2000. The Amended
Agreement further provides for collateralization of the Letter of Credit facility by substantially all of the Company's assets.
     The Company had an unsecured demand note line of credit agreement with a bank which expired July 31, 2001. The line of credit was renewed in the amount of $1.0 million and expires July 31, 2002. On September 10, 2001, the amount of the line of credit was amended to $1.5 million. Interest is payable monthly at the bank's prime rate (4.75% at December
31, 2001) less .25%.  As of December 31, 2001 and 2000, $564,000 and $0,
respectively, was outstanding under the line of credit. The unused credit available under this facility at December 31, 2001 was $936,000. Additionally, the amended line of credit provides for an unused line fee of 0.25% per annum. The note provides for prepayments and advances as required to satisfy working capital needs. The note is collateralized by substantially all of the Company's assets. The Company believes that the demand note line of credit will be extended in the normal course of business into 2002.
      Management believes that cash flows from operations, coupled with its bank credit facilities, are adequate for the Company to meet its obligations through 2003. The Company utilizes long-term debt to finance discretionary capital expenditures.
















Disclosures About Contractual Obligations and Commercial Commitments:

                             Cash Payments Due by Period

                               Less than     1-3       4-5        After 5
                    Total       1 Year      Years     Years        Years
                   -------      -------   -------    -------      -------
Short-term debt $  564,000   $  564,000  $    ---  $     ---  $      ---
Long-term debt
 including
  current
   installments  2,305,833      447,500    940,000    918,333         ---
Employment
 contracts       2,742,000      350,000    700,000    700,000     992,000
                     ---------    ---------  ---------  ---------  ----------
                       $5,611,833   $1,361,500 $1,640,000 $1,618,333  $  992,000



In addition to the aforementioned contractual obligations and commercial commitments, the Company has certain benefit plan obligations (see note
6) the timing of which is presently unknown and is contingent upon the retirement dates of the respective participants.

The Company is a party to purchase agreement contracts to purchase readily available wastepaper from two suppliers. Under the terms of the contracts, the Company is required to make purchases at a minimum price per ton, as defined, or at the prevailing market price, whichever is greater. The contracts require the Company to purchase all of the wastepaper offered by the suppliers which is generally below the Company's normal usage. Purchases in 2001, 2000 and 1999 aggregated approximately $844,000, $936,000 and $860,000, respectively. The contracts expire in 2009.


RECENTLY ISSUED ACCOUNTING STANDARDS:
In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, Business Combinations ("SFAS 141") and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142") and in August 2001 the FASB issued statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires, commencing January 1, 2002, that goodwill and intangible assets with indefinite useful lives no longer be amortized. Instead, they will be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144. The Company has no goodwill or intangible assets. Consequently, the adoption of these standards had no effect on the Company's consolidated financial statements.


     The Company has adopted the provisions of the FASB's Emerging Issues Task Force (EITF), Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," which requires the Company to report all amounts billed to a customer related to shipping and handling as revenue. The Company reports all costs incurred for shipping and handling as cost of goods sold. The Company has reclassified certain costs which were previously included in selling, general and administrative expenses to cost of sales. As a result of this reclassification, selling, general and administrative expenses in 2000 and 1999 were reduced by, and cost of sales was increased by $225,000 and $188,000, respectively.

CRITICAL ACCOUNTING POLICY

     Revenue Recognition: Revenue from product sales is recognized when the related goods are shipped and title and risk of loss pass to the buyer. The Company generally has no obligations after the product is shipped except for routine and customary warranties. Consequently, the point at which the Company recognizes revenue is subject to virtually no judgement and subjectivity.


INFLATION AND ECONOMY

       The Company will continue to maintain a policy of constantly monitoring such factors as product demand and costs, and will adjust prices as these factors and the economic conditions warrant. Management believes the business operations of the Company have been affected by the general decline in the economy that has been accelerated by the terrorist attacks of September 11, 2001.


OTHER DEVELOPMENTS

        The Company utilizes a significant amount of natural gas in the manufacture of Homasote board. To ensure a consistently effective supply of natural gas, the Company was party to a two-year purchase agreement expiring October 31, 2000. Upon renewal, market conditions in the natural gas industry caused the Company to incur a material increase in the cost of this energy resource of approximately 96% effective November 1, 2000. The Company notified its millboard and industrial customers of an energy surcharge effective with shipments commencing November 27, 2000. Effective May 1, 2001 the Company contracted with its energy suppliers to ensure a constant supply of these resources and enable product pricing to remain at the surcharge inclusion levels. A reduction in the cost of natural gas and realized production efficiencies are reflected in revised prices for most of the Company's products which were effective July 30, 2001.



SUMMARIZED (unaudited) QUARTERLY FINANCIAL DATA OF THE COMPANY FOR THE
YEARS 2001 AND 2000 ARE AS FOLLOWS:
          (in thousands of dollars except per share data)

                                      2001
                       -----------------------------------
                       First    Second     Third    Fourth
                       -----     -----     -----     -----
Net sales            $ 6,868   $ 6,779   $ 6,415   $ 5,659
                       =====     =====     =====     =====
Gross profit         $ 1,450   $ 1,992   $ 1,570   $ 1,101
                       =====     =====     =====     =====
Net earnings (loss)  $ 1,540   $   369   $   (58)  $  (296)
                       =====     =====     =====     =====
Basic and diluted net
earnings (loss)
per common share     $  4.42   $  1.06   $ (0.17)  $ (0.85)
                       =====     =====     =====     =====

                                      2000
                       -----------------------------------
                       First    Second     Third    Fourth
                       -----     -----     -----     -----
Net sales            $ 6,673   $ 6,712   $ 6,688   $ 7,672
                       =====     =====     =====     =====
Gross profit         $ 1,605   $ 1,757   $ 1,472   $ 1,932
                       =====     =====     =====     =====
Net earnings (loss)  $   139   $   163   $  (248)  $   260
                       =====     =====     =====     =====
Basic and diluted net
earnings (loss)
per common share     $  0.40   $  0.47    $(0.71)   $ 0.74
                       =====     =====     =====     =====








INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND STOCKHOLDERS
HOMASOTE COMPANY

     Under date of March 8, 2002, we reported on the consolidated balance sheets of Homasote Company and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations and retained earnings, and cash flows for each of the years in the three-year period ended December 31, 2001 as contained in the 2001 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related Schedule of Valuation and Qualifying Accounts for the years ended December 31, 2001, 2000 and 1999. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

     In our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




KPMG LLP


March 8, 2002
Short Hills, New Jersey























           Schedule II, Valuation and Qualifying Accounts
            Years Ended DECEMBER 31, 2001, 2000 and 1999
                   Homasote Company and Subsidiary

Col A         Col B      Col C        Col D            Col E


             Balance
               at       Additions        Other
             Beginning   Charged       Additions       Balance
               of          to             or           End of
Description  Period      Expenses  (Subtractions)(a)   Period

Allowance for
 Doubtful
 Accounts


Year ended
 December 31,
 2001       $51,000      $10,000             ---      $61,000

Year ended
 December 31,
 2000       $51,000      $   ---             ---      $51,000

Year  ended
December 31,
 1999       $42,000      $9,000        $     ---      $51,000

(a)  Principally bad debts written-off, less recoveries.

