Form 10-Q
period 2002-03-31
HOMASOTE CO
filed 2002-05-15
CIK 48165

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____ TO _____

                 COMMISSION FILE NUMBER 1-3786

                        HOMASOTE COMPANY
     (Exact name of registrant as specified in its charter)

     NEW JERSEY                                   21-0388986
      (State or other jurisdiction of     (I.R.S. Employer
      incorporation or organization)   Identification No.)

        932 LOWER FERRY ROAD, WEST TRENTON, NJ     08628
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

     At May 15, 2002, 348,799 shares of common stock of the registrant were outstanding.












Results of Operations
                    Homasote Company and Subsidiary
     CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                    For the three months
                                            ended
                                          March 31,
                                   2002                2001
                                ---------           ---------
                                         (UNAUDITED)

Net sales                     $ 6,449,335         $ 6,868,329
Cost of sales                   5,038,239           5,418,331
                                ---------           ---------
Gross profit                    1,411,096           1,449,998
Selling, general and
 administrative expenses        1,721,516           1,625,869
                                          ---------           ---------
Operating loss                   (310,420)           (175,871)
Other income (expense):
Interest income                     5,317              30,598
Interest expense                  (16,798)            (25,896)
Insurance settlement                  ---           1,708,472
Other income                        2,509               2,823
                                ---------           ---------
                                   (8,972)          1,715,997
                                          ---------           ---------
(Loss)earnings before income
 tax expense                     (319,392)          1,540,126
Income tax expense                    ---                 ---
                                ---------           ---------
Net (loss) earnings              (319,392)          1,540,126

Retained earnings at beginning
 of period                     15,127,925          13,608,034
Less dividends declared and
 paid ($0.00 per share in 2002
 and $0.05 in 2001)                   ---             (17,440)
                               ----------          ----------
Retained earnings at
 end of period                $14,808,533         $15,130,720
                               ==========          ==========

Basic and diluted net (loss)
 earnings per common share     $     (.92)        $      4.42
                               ==========          ==========
Weighted average basic and
 diluted common shares
 outstanding                      348,799             348,799
                               ==========          ==========

See accompanying notes to consolidated financial statements.

                       Homasote Company and Subsidiary
                         CONSOLIDATED BALANCE SHEETS

ASSETS
                               March 31,          December 31,
                                 2002                2001
                             ------------         -----------
                              (UNAUDITED)

CURRENT ASSETS

Cash and cash equivalents    $  1,132,332        $    927,686
Accounts receivable (net
 of allowance for doubtful
 accounts of $55,078 in
 2002 and $51,392 in 2001)      1,661,085           1,592,103
Inventories                     3,628,827           3,506,725
Deferred income taxes             190,017             190,017
Prepaid expenses and
 other current assets             317,206             255,707
                              -----------         -----------
 Total current assets           6,929,467           6,472,238
                              -----------         -----------
Property, plant and
 equipment, at cost            42,176,808          41,969,541
Less accumulated
 depreciation                  31,249,588          30,925,180
                              -----------         -----------
Net property, plant and
 equipment                     10,927,220          11,044,361

Restricted cash                   154,621             223,468
Prepaid benefit plan costs      2,608,035           2,608,035
Other assets                       44,918              47,345
                              -----------         -----------
                             $ 20,664,261        $ 20,395,447
                              ===========         ===========


                                                  (continued)


LIABILITIES AND STOCKHOLDERS' EQUITY

                                March 31,         December 31,
                                  2002               2001
                             ------------         -----------
                              (UNAUDITED)

CURRENT LIABILITIES

Short term debt              $    734,000         $   564,000
Current installments of
 long-term debt                   451,250             447,500
Accounts payable                2,332,452           1,895,924
Accrued expenses                  611,941             475,810
                              -----------         -----------
Total current liabilities       4,129,643           3,383,234

Long-term debt, excluding
 current installments           1,743,333           1,858,333
Deferred income taxes             190,017             190,017
Obligations under
 benefit plans                  6,110,117           6,083,758
Other liabilities                 122,612             192,174
                              -----------         -----------
Total liabilities              12,295,722          11,707,516
                              -----------         -----------
STOCKHOLDERS' EQUITY

Common stock, par value $.20
 per share; authorized
 1,500,000 shares;
 issued 863,995 shares,
 net of treasury shares           172,799             172,799
Additional paid-in capital        898,036             898,036

Retained earnings              14,808,533          15,127,925
                              -----------         -----------
                               55,879,368          16,198,760
Less cost of common shares in
 treasury, 515,196 shares in
 2002 and 2001                  7,510,829           7,510,829
                              -----------         -----------

Total stockholders' equity      8,368,539           8,687,931
                              -----------         -----------
                             $ 20,664,261        $ 20,395,447
                              ===========         ===========

See accompanying notes to consolidated financial statements.


                            Homasote Company and Subsidiary
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   For the three months
                                            ended
                                          March 31,
                                     2002              2001
                                 -----------       -----------
                                          (UNAUDITED)

Cash flows from operating
 activities:
Net (loss) earnings              $  (319,392)        $ 1,540,126
Adjustments to reconcile net
 (loss) earnings to net cash
 provided by operating
 activities:
Depreciation and amortization        326,835             320,585
Changes in assets and liabilities:
Increase in accounts
 receivable,net                      (68,982)           (226,795)
Increase in inventories             (122,102)           (612,172)
(Increase)decrease in prepaid
 expenses and other current assets   (61,499)             24,515
Increase in accounts payable         436,528             565,447
Increase (decrease) in accrued
 expenses                            136,131            (136,687)
Increase (decrease) in
 obligations under benefit
 plans                                26,359                (709)
Decrease in other liabilities        (69,562)           (178,173)
                                   ---------          ----------
Net cash provided by
 operating activities                284,316           1,296,137
                                  ----------          ----------
Cash flows from investing
 activities:
Capital expenditures                (207,267)           (151,993)
Decrease in restricted cash           68,847             176,290
                                  ----------          ----------
Net cash (used in) provided
 by investing activities            (138,420)             24,297
                                  ----------          ----------
Cash flows from financing
 activities:
Proceeds from issuance of
 short-term debt                     170,000             427,057
Repayment of long-term debt         (111,250)           (107,500)
Dividends declared and paid              ---             (17,440)
                                  ----------           ---------

Net cash provided by
 financing activities:                58,750             302,117
                                  ----------           ---------
Net increase in cash and
 cash equivalents                    204,646           1,622,551
Cash and cash equivalents
 at beginning of period              927,686              56,204
                                  ----------          ----------
Cash and cash equivalents
 at end of period                $ 1,132,332         $ 1,678,755
                                  ==========          ==========
Supplemental disclosures of
 cash flow information:
 Cash paid during the period for:

  Interest                       $    16,798         $    25,896
                                  ----------          ----------


See accompanying notes to consolidated financial statements.

































          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIOD ENDED MARCH 31,2002

Note 1. The consolidated financial information as of March 31, 2002 and for the three month periods ended March 31, 2002 and 2001 includes, in the opinion of management, all adjustments (none of which were non-recurring) necessary for a fair presentation of such periods. The consolidated financial information for the three months ended March 31, 2002 is not necessarily indicative of the results of operations that might be expected for the entire year ending December 31, 2002.

Note 2.   INVENTORIES

          The following are the major classes of inventories as of March 31, 2002 and December 31, 2001:
                                        2002           2001

               Finished goods.......$2,713,515     $ 2,670,284
               Work in process......    99,064          93,103
               Raw materials........   816,248         743,338
                                    $3,628,827     $ 3,506,725

          Inventories include the cost of materials, direct labor and manufacturing overhead.

Note 3.   NET (LOSS) EARNINGS PER COMMON SHARE

          Basic net (loss) earnings per common share has been computed by dividing net(loss) earnings by the weighted average number of common shares outstanding during the respective periods. Diluted net (loss) earnings per share is the same as basic net (loss) earnings per common share since the Company has a simple capital structure with only common stock outstanding in 2002 and 2001.

Note 4.   DEBT

          The Company is party to a loan agreement (the "Agreement") and promissory note with the New Jersey Economic Development Authority (the "Authority"). Under the Agreement, the Authority loaned the Company $4,140,000 out of the proceeds from the issuance of the Authority's Economic Growth Bonds (Greater Mercer County Composite Issue) 1996 Series E (the "Bonds") to be used in connection with specified capital expenditures described in the Agreement. Interest is charged at the variable rate of interest due on the Bonds (1.45% at March 31, 2002).

          In connection with the Agreement, the Authority also entered into a trust indenture with a bank to serve as trustee and tender agent for the loan proceeds. The trust indenture is secured in part by the Agreement and by a direct pay Letter of Credit facility in the face amount of $4,209,000, of which $2,194,583 was outstanding at March 31, 2002 and $2,305,833 at December 31, 2001.
          Principal and interest are payable monthly to the trustee in varying amounts through 2006. The Letter of Credit facility contains financial and other restrictive covenants. The Agreement, as currently amended (the "Amended Agreement"), contains financial and other covenants including minimum tangible net worth, cash flow coverage, current ratio and maximum liabilities to tangible net worth (all as defined), with which the Company is in compliance as of March 31, 2002. The Amended Agreement further provides for collateralization of the Letter of Credit facility by substantially all of the Company's assets.

          The Company has a $1.5 million demand note line of credit agreement with a bank which expires July 31, 2002. Interest is payable monthly at the bank's prime rate (4.75% at March 31, 2002) less 0.25%. As of March 31,
          2002 and December 31, 2001, $734,000 and $564,000,
          respectively, was outstanding under the line of credit. The unused credit available under this facility at March 31, 2002 was $766,000. The line of credit agreement also provides for an unused line of credit fee of 0.25% per annum. The note provides for prepayments and advances as required to satisfy working capital needs. The note is collateralized by substantially all of the Company's assets. The Company believes that the demand note line of credit will be extended in the normal course of business into 2003.

Note 5.   RECLASSIFICATIONS

          Certain reclassifications have been made to the 2001
          financial statements in order to conform with the 2002 presentation.

Note 6.   RECENTLY ISSUED ACCOUNTING STANDARDS:

          In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, Business Combinations ("SFAS 141") and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142") and in August 2001 the FASB issued statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires, commencing January 1, 2002, that goodwill and intangible assets with indefinite useful lives no longer be amortized. Instead, they will be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144. The Company's implementation of SFAS 144 had no impact on the Company's financial statements. As the Company has no goodwill or intangible assets, the adoption of SFAS 141 and 142 had no effect on the Company's consolidated financial statements.

Note 7: The Company is engaged in a dispute with a former energy supplier regarding the efforts of the supplier to change the method of pricing. The Company has filed a declaratory judgment action in the Superior Court of the State of New Jersey seeking a judgment that the supplier repudiated the contract with the Company by endeavoring to implement a method of pricing that was inconsistent with the provisions of the contract. The defendant has removed the case to the Federal District Court for the District of New Jersey. The proceedings are in the discovery stage, which is nearing completion. The Company believes that the outcome of this dispute will not have a material effect on the consolidated financial statements.



























                            FORM 10-Q
                 HOMASOTE COMPANY AND SUBSIDIARY
                          March 31, 2002

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

RESULTS OF OPERATIONS

     The Company's sales are derived from building material wholesalers and industrial manufacturers. Sales during the three months ended March 31, 2002 decreased by $418,994 or 6.1%, to $6,449,335, from $6,868,329 in the three months ended March 31, 2001. The decrease is attributable primarily to deteriorating economic conditions in the packaging industry and the cessation of sales to an international customer. Additionally, sales in the prior year period were affected positively by the implementation of a necessary 7% energy surcharge by the Company effective for shipments during the first seven months of 2001.

     Gross profit as a percentage of sales, was 21.9% for the three-month period ended March 31, 2002, as compared to 21.1% for the three-month period ended March 31, 2001. Significant reductions in the cost of fuel and labor as compared to the year earlier period were offset by lower levels of production due to decreased demand for product, shutdown of a millboard production line for overhaul and production line downtime due to a boiler outage.


     Selling, general and administrative expenses increased by $95,647 to $1,721,516 for the three months ended March 31, 2002, from $1,625,869 in the three months ended March 31, 2001. The increase in selling, general and administrative expenses is due in part to increases in sales agent commissions, retirement plan and insurance costs and a cooperative advertising program which commenced at the end of the prior year period, partially offset by reduced administrative and other compensation.

     Interest income decreased to $5,317 for the three-month period ended March 31, 2002, as compared to $30,598 for the three-month period ended March 31, 2001. The decrease in interest income is attributable to reduced earnings from an investment of funds received in the insurance settlement discussed elsewhere in this report, resulting from lower levels of invested funds and prevailing interest rates.

     Interest expense on debt decreased to $16,798 for the three-month period ended March 31, 2002, as compared to $25,896 for the three-month period ended March 31, 2001. The decrease is primarily attributable to reductions in the Company's cost of borrowed funds, partially offset by the Company's increase in net borrowings.

     As previously reported, on January 24, 2001, the Company received $2,039,286 related to an insurance settlement, which was net of $210,714 due, or potentially due, to an insurance adjuster. The amount due to the adjuster is in dispute. The Company and its bank agreed that $330,814 of the proceeds received were to be restricted for use under the terms of its loan agreement with the New Jersey Economic Development Authority to pay costs incurred to repair and make certain improvements to the dryer damaged in the fires. Such amount was recorded in restricted cash and other liabilities upon receipt. The balance of the proceeds received, $1,708,472, was recorded under other income. The Company is in the process of reinvesting the proceeds of this settlement in like kind assets (as defined by the Internal Revenue Code) and, as such, the proceeds were not currently taxable.

     As a result of the foregoing, net earnings decreased to a loss of $319,392 for the three-month period ended March 31, 2002, from net earnings of $1,540,126 for the three-month period ended March
31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows from operating activities and bank borrowings are the primary sources of liquidity. Net cash provided by operating activities amounted to $0.3 million in the three months ended March 31, 2002 and $1.3 million in the three months ended March 31, 2001.

     Working capital was $2,796,824 at March 31, 2002, as compared to $3,089,004 at December 31, 2001, a decrease of $292,180.

     Capital expenditures for new and improved facilities and equipment, which are financed primarily through internally generated funds and debt, were $0.2 million in 2002 and 2001. The Company has estimated capital expenditures for the remaining nine months of 2002 in the amount of $0.9 million.

     Cash flows from financing activities decreased from $0.3 million provided in 2001 to $.1 million provided in 2002.

     The Company is party to a loan agreement (the "Agreement") and promissory note with the New Jersey Economic Development Authority (the "Authority"). Under the Agreement, the Authority loaned the Company $4,140,000 out of the proceeds from the issuance of the Authority's Economic Growth Bonds (Greater Mercer County Composite Issue) 1996 Series E (the "Bonds") to be used in connection with specified capital expenditures described in the Agreement. Interest is charged at the variable rate of interest due on the Bonds (1.45% at March 31, 2002).

     In connection with the Agreement, the Authority also entered into a trust indenture with a bank to serve as trustee and tender agent for the loan proceeds. The trust indenture is secured in part by the Agreement and by a direct pay Letter of Credit facility in the face amount of $4,209,000, of which $2,194,583 was outstanding at March 31, 2002 and $2,305,833 at December 31, 2001. Principal and interest are payable monthly to the trustee in varying amounts through 2006. The Letter of Credit facility contains financial and other restrictive covenants. The Agreement, as currently amended (the "Amended Agreement"), contains financial and other covenants including minimum tangible net worth, cash flow coverage, current ratio and maximum liabilities to tangible net worth (all as defined), with which the Company is in compliance as of March 31, 2002. The Amended Agreement further provides for collateralization of the Letter of Credit facility by substantially all of the Company's assets.

     The Company has a $1.5 million demand note line of credit agreement with a bank which expires July 31, 2002. Interest is payable monthly at the bank's prime rate (4.75% at March 31, 2002) less 0.25%. As of March 31, 2002 and December 31, 2001, $734,000
and $564,000, respectively, was outstanding under the line of credit. The unused credit available under this facility at March 31, 2002 was $766,000. The line of credit agreement also provides for an unused line of credit fee of 0.25% per annum. The note provides for prepayments and advances as required to satisfy working capital needs. The note is collateralized by substantially all of the Company's assets. The Company believes that the demand note line of credit will be extended in the normal course of business into 2003.

     Management believes that cash flows from operations, coupled with its bank credit facilities, are adequate for the Company to meet its obligations through 2003.

     During the three-month period ended March 31, 2002, there were no material changes to the Company's contractual obligations or commercial commitments.

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

OTHER DEVELOPMENTS

     The Company is a party to purchase agreement contracts to purchase readily available wastepaper from two suppliers. Under the terms of the contracts, the Company is required to make purchases at a minimum price per ton, as defined, or at the prevailing market price, whichever is greater. The contracts require the Company to purchase all of the wastepaper offered by the suppliers which is generally below the Company's normal usage. Purchases in the three months ended March 31, 2002 and the three months ended March 31, 2001, aggregated approximately $173,000 and $279,000, respectively. The contracts expire in 2009.

     The Company is engaged in a dispute with a former energy supplier regarding the efforts of the supplier to change the method of pricing. The Company has filed a declaratory judgment action in the Superior Court of the State of New Jersey seeking a judgment that the supplier repudiated the contract with the Company by endeavoring to implement a method of pricing that was inconsistent with the provisions of the contract. The defendant has removed the case to the Federal District Court for the District of New Jersey. The proceedings are in the discovery stage, which is nearing completion. The Company believes that the outcome of this dispute will not have a material effect on the consolidated financial statements.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, the Company is exposed to fluctuations in interest rates and equity market risks as the Company seeks debt and equity capital to sustain its operations.

     The information below summarizes the Company's market risk associated with its debt obligations as of March 31, 2002. Fair value included herein has been estimated taking into consideration the nature and term of the debt instrument and the prevailing economic and market conditions at the balance sheet date. The table below presents principal cash flows by year of maturity based on the terms of the debt. The variable interest rate disclosed represents the rate at March 31, 2002. Changes in the prime interest rate during fiscal 2002 will have a positive or negative effect on the Company's interest expense. The Company had $2,928,583 of debt outstanding as of March 31, 2002. Further information specific to the Company's debt is presented in note 4 to the unaudited consolidated financial statements.




                ESTIMATED    CARRYING      YEAR OF     INTEREST
DESCRIPTION    FAIR VALUE    AMOUNT        MATURITY    RATE

DEMAND NOTE    $   734,000   $  734,000    2002         4.5 %

LONG TERM DEBT
INCLUDING CURRENT
INSTALLMENTS   $   336,250   $  336,250    2002
                   462,500      462,500    2003
                   477,500      477,500    2004
                   493,333      493,333    2005
                   425,000      425,000    2006
                 _________    _________
               $ 2,194,583   $2,194,583                 1.45%






          Part 2

          OTHER INFORMATION

          ITEM 9


          EXHIBITS AND REPORTS ON FORM 8-K

          (b) Reports on Form 8-K - There are no reports on Form
          8-K filed for the three months ended March 31, 2002.


          OTHER INFORMATION

          Pursuant to the requirements of the Securities Exchange
          Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HOMASOTE COMPANY
                                   (Registrant)

                                   James M. Reiser, Vice President
          May 15, 2002             and Chief Financial Officer

                                   (Signature)