Form 10-Q/A
period 2002-06-30
HOMASOTE CO
filed 2002-08-14
CIK 48165

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                         FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

     At August 14, 2002, 348,799 shares of common stock of the registrant were outstanding.












Results of Operations
                         Homasote Company and Subsidiary
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              AND RETAINED EARNINGS
                                   (UNAUDITED)

                    For the three months     For the six months
                           ended                    ended
                          June 30,                 June 30,
                       2002        2001       2002        2001
                    ---------   ---------  ----------  ----------

Net sales         $ 6,387,251 $ 6,779,020 $12,836,586 $13,647,349
Cost of sales       4,516,813   4,786,838   9,555,052  10,205,169
                    ---------   ---------  ----------  ----------
Gross profit        1,870,438   1,992,182   3,281,534   3,442,180
Selling, general
 and administrative
 expenses           1,670,040   1,621,172   3,391,556   3,247,041
                    ---------   ---------  ----------  ----------
Operating income
 (loss)               200,398     371,010    (110,022)    195,139

Other income (expense):
 Interest income        4,070      21,611       9,387      52,209
 Interest expense     (22,216)    (30,980)    (39,014)    (56,876)
 Insurance settlement     ---         ---         ---   1,708,472
 Other income           3,153       7,138       5,662       9,961
                    ---------   ---------  ----------  ----------
                      (14,993)     (2,231)    (23,965)  1,713,766
                    ---------   ---------  ----------  ----------
Earnings (loss)
 before income tax    185,405     368,779    (133,987)  1,908,905
 expense
Income tax expense        ---         ---         ---         ---
                    ---------   ---------  ----------  ----------
Net earnings (loss)   185,405     368,779    (133,987)  1,908,905

Retained earnings
 at beginning of
 period            14,808,533  15,130,720  15,127,925  13,608,034

Less dividends
 declared and
 paid ($0 per
 share per quarter
 in 2002 and
 $0.05 per share
 per quarter in
 2001)                    ---                    (17,440)        ---     (34,880)
                   ----------  ----------  ----------  ----------


Retained earnings
 at end of period $14,993,938 $15,482,059 $14,993,938 $15,482,059
                   ==========  ==========  ==========  ==========
Basic and diluted
 net earnings
 (loss) per
 common share      $      .53  $     1.06  $    (0.38)    $  5.47
                   ==========  ==========  ==========  ==========
Weighted average basic
 and diluted common
 shares outstanding   348,799     348,799     348,799     348,799
                   ==========  ==========  ==========  ==========

See accompanying notes to consolidated financial statements.







































                       Homasote Company and Subsidiary
                         CONSOLIDATED BALANCE SHEETS

ASSETS
                               June 30,           December 31,
                                 2002                2001
                             ------------         -----------
                              (UNAUDITED)

CURRENT ASSETS

Cash and cash equivalents    $    557,917        $    927,686
Accounts receivable (net
 of allowance for doubtful
 accounts of $54,270 in
 2002 and $61,392 in 2001)      1,780,937           1,592,103
Inventories                     3,996,357           3,506,725
Deferred income taxes             190,017             190,017
Prepaid expenses and
 other current assets             287,851             255,707
                              -----------         -----------
 Total current assets           6,813,079           6,472,238
                              -----------         -----------
Property, plant and
 equipment, at cost            42,720,971          41,969,541
Less accumulated
 depreciation                  31,573,995          30,925,180
                              -----------         -----------
Net property, plant and
 equipment                     11,146,976          11,044,361

Restricted cash                   155,909             223,468
Prepaid benefit plan costs      2,608,035           2,608,035
Other assets                       42,066              47,345
                              -----------         -----------
                             $ 20,766,065        $ 20,395,447
                              ===========         ===========


                                                  (continued)











LIABILITIES AND STOCKHOLDERS' EQUITY

                                June 30,          December 31,
                                  2002               2001
                             ------------         -----------
                              (UNAUDITED)

CURRENT LIABILITIES

Short-term debt              $  1,007,000        $    564,000
Current installments of
 long-term debt                   455,000             447,500
Accounts payable                2,080,186           1,895,924
Accrued expenses                  592,248             475,810
                              -----------         -----------
Total current liabilities       4,134,434           3,383,234

Long-term debt, excluding
 current installments           1,628,333           1,858,333
Deferred income taxes             190,017             190,017
Obligations under
 benefit plans                  6,136,725           6,083,758
Other liabilities                 122,612             192,174
                              -----------         -----------
Total liabilities              12,212,121          11,707,516
                              -----------         -----------
STOCKHOLDERS' EQUITY

Common stock, par value $.20
 per share; authorized
 1,500,000 shares;
 Issued 863,995 shares            172,799             172,799
Additional paid-in capital        898,036             898,036

Retained earnings              14,993,938          15,127,925
                              -----------         -----------
                               16,064,773          16,198,760
Less cost of common shares in
 treasury - 515,196 shares in
 2002 and 2001                  7,510,829           7,510,829
                              -----------         -----------
Total stockholders' equity      8,553,944           8,687,931
                              -----------         -----------
                             $ 20,766,065        $ 20,395,447
                              ===========         ===========


See accompanying notes to consolidated financial statements.


                            Homasote Company and Subsidiary
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE SIX MONTHS ENDED JUNE 30,
                                      (UNAUDITED)

                                     2002              2001
                                 -----------       -----------


Cash flows from operating
 activities:
Net (loss) earnings              $  (133,987)        $ 1,908,905
Adjustments to reconcile net
 (loss) earnings to net cash
 provided by operating
 activities:
Depreciation and amortization        653,669             641,168
Changes in assets and liabilities:
(Increase) decrease in accounts
 receivable, (net)                  (188,834)             13,586
Increase in inventories             (489,632)           (993,505)
(Increase) decrease in prepaid
 expenses and other current assets   (32,144)            148,644
Decrease in other assets                 425                 ---
Increase (decrease)
 in accounts payable                 184,262             (99,371)
Increase (decrease) in accrued
 expenses                            116,438             (92,758)
Increase (decrease) in obligations
 under benefit plans                  52,967              (1,613)
Decrease in other liabilities        (69,562)           (369,185)
                                   ----------          ----------
Net cash provided by
 operating activities                 93,602           1,155,871
                                   ----------          ----------

Cash flows from investing
 activities:
Capital expenditures                (751,430)           (573,808)
Decrease in restricted cash           67,559             364,909
                                  ----------           ---------

Net cash used in investing
 activities                         (683,871)           (208,899)
                                   ----------          ----------
                                                      (Continued)





Cash flows from financing
 activities:
Proceeds from issuance of
 short-term debt                     443,000             982,256
Repayment of long-term debt         (222,500)           (215,000)
Dividends declared and paid              ---             (34,880)
                                  ----------           ---------
Net cash provided by
 financing activities                220,500             732,376
                                  ----------           ---------
Net (decrease) increase
 in cash and cash
 equivalents                        (369,769)          1,679,348
Cash and cash equivalents
 at beginning of period              927,686              56,204
                                  ----------          ----------
Cash and cash equivalents
 at end of period                $   557,917         $ 1,735,552
                                  ==========          ==========
Supplemental disclosures of
 cash flow information:

Cash paid during the period for:

  Interest                       $    39,014         $    56,876
                                  ==========          ==========


See accompanying notes to consolidated financial statements.
























     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE
     PERIOD ENDED JUNE 30, 2002


Note 1. The unaudited consolidated financial information of Homasote Company as of June 30, 2002 and for the three and six-month periods ended June 30, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Article 10 of Regulation S-X. In the opinion of management, all adjustments (none of which were non-recurring) necessary for a fair presentation of such periods has been included. The consolidated financial information for the three and six-month periods ended June 30, 2002 is not necessarily indicative of the results of operations that might be expected for the entire year ending December 31, 2002. This unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.


Note 2.   INVENTORIES

           The following are the major classes of inventories as of June 30, 2002 and December 31, 2001:

                                        2002           2001

               Finished goods.......$3,093,380     $ 2,670,284
               Work in process......   100,588          93,103
               Raw materials........   802,389         743,338
                                    $3,996,357     $ 3,506,725

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





Note 4.   DEBT

          The Company is party to a loan agreement (the "Agreement") and promissory note with the New Jersey Economic Development Authority (the "Authority"). Under the Agreement, the Authority loaned the Company $4,140,000 out of the proceeds from the issuance of the Authority's Economic Growth Bonds (Greater Mercer County Composite Issue) 1996 Series E (the "Bonds") to be used in connection with specified capital expenditures described in the Agreement. Interest is charged at the variable rate of interest due on the Bonds (1.30% at June 30, 2002).

          In connection with the Agreement, the Authority also entered into a trust indenture with a bank to serve as trustee and tender agent for the loan proceeds. The trust indenture is secured in part by the Agreement and by a direct pay Letter of Credit facility in the face amount of $4,209,000, of which $2,083,333 was outstanding at June 30, 2002 and $2,305,833 at
          December 31, 2001. Principal and interest are payable monthly to the trustee in varying amounts through 2006. The Letter of Credit facility contains financial and other restrictive covenants. The Agreement, as currently amended (the "Amended Agreement"), contains financial and other covenants including minimum tangible net worth, cash flow coverage, current ratio and maximum liabilities to tangible net worth (all as defined), with which the Company is in compliance as of June 30, 2002. The Amended Agreement further provides for collateralization of the Letter of Credit facility with substantially all of the Company's assets.

          The Company has a $1.5 million demand note line of credit agreement with a bank which expired July 31, 2002 and has been extended through September 30, 2002. The Company and the Bank are in discussions to renew the line of credit in the amount of $1.5 million through June 30, 2003. Such renewal is expected to be consummated prior to September 30, 2002. Interest is payable monthly at the bank's prime rate (4.75% at June 30, 2002) less 0.25%. As of June 30, 2002 and December 31, 2001, $1,007,000 and $564,000, respectively, was outstanding under the line of credit. The unused credit available under this facility at June 30, 2002 was $493,000. The line of credit agreement also provides for an unused line of credit fee of 0.25% per annum. The note provides for prepayments and advances as required to satisfy working capital needs. The note is collateralized by substantially all of the Company's assets.


Note 5.   RECLASSIFICATIONS

          Certain reclassifications have been made to the 2001 financial statements in order to conform with the 2002 presentation.




Note 6.   RECENTLY ISSUED ACCOUNTING STANDARDS:

          In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, Business Combinations ("SFAS 141") and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142") and in August 2001 the FASB issued statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires, commencing January 1, 2002, that goodwill and intangible assets with indefinite useful lives no longer be amortized. Instead, they will be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144. The Company's implementation of SFAS 144 had no impact on the Company's consolidated financial statements. As the Company has no goodwill or intangible assets, the adoption of SFAS 141 and 142 had no effect on the Company's consolidated financial statements.


Note 7: The Company is engaged in a dispute with a former energy supplier regarding the efforts of the supplier to change the method of pricing. The Company has filed a declaratory judgment action in the Superior Court of the State of New Jersey seeking a judgment that the supplier repudiated the contract with the Company by endeavoring to implement a method of pricing that was inconsistent with the provisions of the contract. The defendant has removed the case to the Federal District Court for the District of New Jersey. Discovery is nearly completed and the parties are in the process of filing disposition motions. The Company believes that the outcome of this dispute will not have a material effect on the Company's financial position, results of operations and liquidity.

                               FORM 10-Q
                     HOMASOTE COMPANY AND SUBSIDIARY
                             June 30, 2002

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

GENERAL

     The following discussion and analysis and statements made elsewhere in this Form 10-Q may include forward-looking statements about the future that are necessarily subject to various risks and uncertainties. These statements are based on the beliefs and assumptions of management and on information currently available to management. These forward-looking statements are identified by words such as "estimates", "expects", "anticipates", "plans", "believes",and other similar expressions.

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

RESULTS OF OPERATIONS

     The Company's sales are derived from building material wholesalers and industrial manufacturers. Sales during the three months ended June 30, 2002 decreased by $391,769 or 5.8% to $6,387,251, from $ 6,779,020 in the three months ended June 30, 2001. Sales for the six month period ended June 30, 2002 decreased by $810,763 or 5.9% to $12,836,586, from
$13,647,349 in the six months ended June 30, 2001. The decrease is attributable in part to the continued deterioration of economic conditions in the packaging industry in general and the closing of plants and replacement of Homasote product by a former principal export customer, in particular, offset by increasing acceptance of the Company's new glass separator product, Staplesafe (patent pending). An international customer ceased purchases of private label product from the Company in the fourth quarter of 2001 due to their purchase and conversion of a plant to produce their own product, significantly reducing our sales in the current year period as compared to the prior year. Additionally, sales in the year ago period were affected positively by the implementation of a necessary 7% energy surcharge by the Company, effective for shipments during the first seven months of 2001.

   Gross profit as a percentage of sales, was 29.3% and 29.4%, respectively, for the three-month periods ended June 30, 2002 and 2001 and 25.6% and 25.1%, respectively, for the six-month periods ended June 30, 2002 and 2001. Second quarter 2002 margins were substantially improved over those of the first quarter due to improved production stability of the board making lines and a more profitable product mix of items sold. A continued reduction in the cost of fuel in the second quarter as compared to the year ago period was offset by increases in machinery repair and maintenance, depreciation, and insurance costs and a reduction in realized gross profit due to the decreased demand for product discussed above.

     Selling, general and administrative expenses as a percentage of sales were 26.1% and 23.9%, respectively, for the three-month periods ended June 30, 2002 and 2001 and 26.4% and 23.8%, respectively, for the six-month periods ended June 30, 2002 and 2001. Selling, general and administrative expenses increased to $1,670,040 for the three-month period ended June 30, 2002, as compared to $1,621,172 for the three-month ended June 30, 2001 and to $3,391,556 for the six-month period ended June 30, 2002, compared to $$3,247,041 for the six-month period ended June 30, 2001. The increase in the relative percentage of selling, general and administrative expenses is primarily attributable to the reduced volume of sales in the current year period. The increase in the amount of selling, general and administrative expenses is due in part to increases in sales agent commissions, retirement plan and insurance costs, outside contracts for product performance and building code approval testing and franchise taxes, partially offset by reduced administrative and other compensation.

     Interest income decreased to $4,070 for the three-month period ended June 30, 2002, as compared to $21,611 for the three-month period ended June 30, 2001 and to $9,387 for the six-month period ended June 30, 2002 as compared to $52,209 for the six-month period ended June 30, 2001. The decrease in interest income is attributable to reduced earnings from an investment of funds received in the insurance settlement discussed elsewhere in this report, resulting from lower levels of invested funds and prevailing interest rates.

     Interest expense on debt decreased to $22,216 for the three-month period ended June 30, 2002, as compared to $30,980 for the three-month ended June 30, 2001 and to $39,014 for the six-month period ended June 30, 2002, compared to $56,876 for the six-month period ended June 30, 2001. The decrease is primarily attributable to reductions in the Company's cost of borrowed funds on its variable rate debt, partially offset by the Company's increase in net borrowings.

     As previously reported, on January 24, 2001, the Company received $2,039,286 related to an insurance settlement, which was net of $210,714 due, or potentially due, to an insurance adjuster. The amount due to the adjuster is in dispute. The Company and its bank agreed that $330,814 of the proceeds received were to be restricted for use under the terms of its loan agreement with the New Jersey Economic Development Authority to pay costs incurred to repair and make certain improvements to the dryer damaged in the fires. Such amount was recorded in restricted cash and other liabilities upon receipt. The balance of such funds as of June 30, 2002 is $122,786. The balance of the proceeds received, $1,708,472, was recorded under other income. The Company is in the process of reinvesting the proceeds of this settlement in like kind assets (as defined by the Internal Revenue Code) and, as such, the proceeds are not currently taxable.

     Other income decreased to $3,153 for the three-month period ended June 30, 2002, as compared to $7,138 for the three-month ended June 30, 2001 and to $5,662 for the six-month period ended June 30, 2002, compared to $9,961 for the six-month period ended June 30, 2001. The decrease is due primarily to decreases in the net price of corrugated paper sold as scrap.

     As a result of the foregoing, net earnings (loss) were $185,405 and $(133,987), respectively, for the three and six-month periods ended June 30, 2002, as compared to net earnings of $368,779 and $1,908,905, respectively, for the three and six month periods ended June 30, 2001.



LIQUIDITY AND CAPITAL RESOURCES

     Cash flows from operating activities and bank borrowings are the primary sources of liquidity. Net cash provided by operating activities amounted to $0.1 million and $1.2 million in the six-month periods ended June 30, 2002 and 2001, respectively.

     Working capital was $2.7 million at June 30, 2002, as compared to $3.1 million at December 31, 2001, a decrease of $0.4, due primarily to the use of funds to finance capital expenditures, partially offset by additional short-term borrowings.

     Capital expenditures for new and improved facilities and equipment, which are financed primarily through internally generated funds and debt, were $0.8 million and $0.6 million in 2002 and 2001, respectively. The Company has estimated capital expenditures for the remaining six (6) months of 2002 in the amount of $0.3 million.

     Cash flows from financing activities decreased from $0.7 million provided in 2001 to $0.2 million provided in 2002, primarily as a result of the increase in short term debt of $1.0 million during the period ended June 30, 2001 compared to an increase in short-term debt of $0.4 million during the period ended June 30, 2002.

     The Company is party to a loan agreement (the "Agreement") and promissory note with the New Jersey Economic Development Authority (the "Authority"). Under the Agreement, the Authority loaned the Company $4,140,000 out of the proceeds from the issuance of the Authority's Economic Growth Bonds (Greater Mercer County Composite Issue) 1996 Series E (the "Bonds") to be used in connection with specified capital expenditures described in the Agreement. Interest is charged at the variable rate of interest due on the Bonds (1.30% at June 30, 2002).

     In connection with the Agreement, the Authority also entered into a trust indenture with a bank to serve as trustee and tender agent for the loan proceeds. The trust indenture is secured in part by the Agreement and by a direct pay Letter of Credit facility in the face amount of $4,209,000, of which $2,083,333 was outstanding at June 30, 2002 and $2,305,833 at December 31, 2001. Principal and interest are payable monthly to the trustee in varying amounts through 2006. The Letter of Credit facility contains financial and other restrictive covenants. The Agreement, as currently amended (the "Amended Agreement"), contains financial and other covenants including minimum tangible net worth, cash flow coverage, current ratio and maximum liabilities to tangible net worth (all as defined), with which the Company is in compliance as of June 30, 2002. The Amended Agreement further provides for collateralization of the Letter of Credit facility by substantially all of the Company's assets.

     The Company has a $1.5 million demand note line of credit agreement with a bank which expired July 31, 2002 and has been extended through September 30, 2002. The Company and the Bank are in discussions to renew the line of credit in the amount of $1.5 million through June 30, 2003. Such renewal is expected to be consummated prior to September 30, 2002. Interest is payable monthly at the bank's prime rate (4.75% at June 30, 2002) less 0.25%. As of June 30, 2002 and December 31, 2001,
$1,007,000 and $564,000, respectively, was outstanding under the line of credit. The unused credit available under this facility at June 30, 2002 was $493,000. The line of credit agreement also provides for an unused line of credit fee of 0.25% per annum. The note provides for prepayments and advances as required to satisfy working capital needs. The note is collateralized by substantially all of the Company's assets.

     Management believes that all cash flows from operations, coupled with its bank credit facilities, are adequate for the Company to meet its obligations through 2003.

     During the three-month period ended June 30, 2002, there were no material changes to the Company's contractual obligations or commercial commitments.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires companies to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. Companies also record a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003 and the Company does not anticipate that the statement will have a material impact on the Company's consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146, replaces the previous accounting guidance provided by the Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002 and the Company does not anticipate that the statement will have a material impact on the Company's consolidated financial statements.


INFLATION AND ECONOMY

     The Company will continue to maintain a policy of constantly monitoring such factors as product demand and costs, and will adjust prices as these factors and the economic conditions warrant. Management believes the business operations of the Company have been affected by the general decline in the economy.

OTHER DEVELOPMENTS

     The Company is a party to purchase agreement contracts to purchase readily available wastepaper from two suppliers. Under the terms of the contracts, the Company is required to make purchases at a minimum price per ton, as defined, or at the prevailing market price, whichever is greater. The contracts require the Company to purchase all of the wastepaper offered by the suppliers, which is generally below the Company's normal usage. Purchases in the six months ended June 30, 2002 and the six months ended June 30, 2001, aggregated approximately $360,000 and $557,000, respectively. The contracts expire in 2009.

     The Company is engaged in a dispute with a former energy supplier regarding the efforts of the supplier to change the method of pricing. The Company has filed a declaratory judgment action in the Superior Court of the State of New Jersey seeking a judgment that the supplier repudiated the contract with the Company by endeavoring to implement a method of pricing that was inconsistent with the provisions of the contract. The defendant has removed the case to the Federal District Court for the District of New Jersey. Discovery is nearly completed and the parties are in the process of filing disposition motions. The Company believes that the outcome of this dispute will not have a material effect on the consolidated financial position, results of operations and cash flows.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, the Company is exposed to fluctuations in interest rates and equity market risks as the Company seeks debt and equity capital to sustain its operations.

     The information below summarizes the Company's market risk associated with its debt obligations as of June 30, 2002. Fair value included herein has been estimated taking into consideration the nature and term of the debt instrument and the prevailing economic and market conditions at the balance sheet date. The table below presents principal cash flows by year of maturity based on the terms of the debt. The variable interest rate disclosed represents the rate at June 30, 2002. Changes in the prime interest rate during fiscal 2002 will have a positive or negative effect on the Company's interest expense. The Company had $3,090,333 of debt outstanding as of June 30, 2002. Further information specific to the Company's debt is presented in note 4 to the unaudited consolidated financial statements.


                                                       VARIABLE
                  ESTIMATED    CARRYING     YEAR OF    INTEREST
DESCRIPTION       FAIR VALUE   AMOUNT       MATURITY   RATE

DEMAND NOTE       $1,007,000   $1,007,000   2002       4.5%

LONG TERM DEBT
INCLUDING CURRENT
INSTALLMENTS      $  225,000   $  225,000   2002
                     462,500      462,500    2003
                     477,500      477,500    2004
                     493,333      493,333   2005
                     425,000      425,000    2006
                  ----------   ----------
                  $2,083,333   $2,083,333              1.30%



                             Part II

                          OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits
          99.1   Certification of Chief Executive Officer and
                 Chief Financial Officer under 18 U.S.C. Section
                 1350,as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b)   Reports on Form 8-K - There are no reports on
          Form 8-K filed for the six months ended June 30, 2002.


                              SIGNATURE

          Pursuant of the requirements of the Securities Exchange
          Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HOMASOTE COMPANY
                                        /s/ James M. Reiser
                                        James M. Reiser
                                        Vice President and
          August 14, 2002               Chief Financial Officer



CERTIFICATION OF CEO AND CFO PURSUANT TO
    18 U.S.C. SECTION 1350,
     AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 99.1

In connection with the Quarterly Report of Homasote Company. (the
"Company") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the
"Report"), the undersigned, as Chief Executive Officer and Chief
Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of their knowledge that:

     (1)     The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods shown in such report.


Date: August 14, 2002                 By: /s/ Warren L. Flicker
                                          Warren L.  Flicker
                                          Chairman of the Board and
                                          Chief Executive Officer


                                      By: /s/ James M. Reiser
                                          James M. Reiser
                                          Vice-President and
                                          Chief Financial Officer