Form 10-Q
period 2002-09-30
HOMASOTE CO
filed 2002-11-19
CIK 48165

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                              FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

     At November 14, 2002, 348,799 shares of common stock of the registrant were outstanding.











Results of Operations
                         Homasote Company and Subsidiary
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              AND RETAINED EARNINGS
                                   (UNAUDITED)

                    For the three months     For the nine months
                           ended                    ended
                        September 30,            September 30,
                       2002        2001       2002        2001
                    ---------   ---------  ----------  ----------

Net sales          $5,981,228  $6,414,796 $18,817,814 $20,062,145
Cost of sales       4,778,672   4,845,339  14,333,724  15,050,508
                    ---------   ---------  ----------  ----------
Gross profit        1,202,556   1,569,457   4,484,090   5,011,637
Selling, general
 and administrative
 expenses           1,527,532   1,619,589   4,919,088   4,866,630
                    ---------   ---------  ----------  ----------
Operating (loss)
 income              (324,976)    (50,132)   (434,998)    145,007

Other (expense) income:
 Interest income        3,711      15,536      13,098      67,745
 Interest expense     (20,876)    (25,557)    (59,890)    (82,433)
 Insurance settlement     ---         ---         ---   1,708,472
 Other income           2,210       2,570       7,872      12,531
                    ---------   ---------  ----------  ----------
                      (14,955)     (7,451)    (38,920)  1,706,315
                    ---------   ---------  ----------  ----------
(Loss) earnings before
 income tax expense  (339,931)    (57,583)   (473,918)  1,851,322
Income tax expense        ---         ---         ---         ---
                    ---------   ---------  ----------   ---------
Net (loss) earnings  (339,931)    (57,583)   (473,918)  1,851,322

Retained earnings
 at beginning of
 period            14,993,938  15,482,059  15,127,925  13,608,034

Less dividends
 declared and paid
 ($.0 per share
 in 2002 and $0.10
 per share in 2001)       ---          ---        ---     (34,880)
                   ----------  ----------  ----------  ----------

Retained earnings
 at end of period $14,654,007 $15,424,476 $14,654,007 $15,424,476
                   ==========  ==========  ==========  ==========






Basic and diluted net
 (loss)earnings per
 common share      $    (0.97) $    (0.17) $    (1.36) $     5.31
                   ==========  ==========  ==========  ==========


Weighted average basic
 and diluted common
 shares outstanding   348,799     348,799     348,799     348,799
                   ==========  ==========  ==========  ==========

See accompanying notes to consolidated financial statements.










































                       Homasote Company and Subsidiary
                         CONSOLIDATED BALANCE SHEETS

ASSETS
                              September 30,       December 31,
                                 2002                2001
                             ------------         -----------
                              (UNAUDITED)

CURRENT ASSETS

Cash and cash equivalents    $    398,365         $   927,686
Accounts receivable (net
 of allowance for doubtful
 accounts of $54,270 in
 2002 and $61,392 in 2001)      1,685,113           1,592,103
Inventories                     3,673,845           3,506,725
Deferred income taxes             190,017             190,017
Prepaid expenses and
 other current assets             328,410             255,707
                              -----------         -----------
 Total current assets           6,275,750           6,472,238
                              -----------         -----------
Property, plant and
 equipment, at cost            42,740,557          41,969,541
Less accumulated
 depreciation                  31,898,402          30,925,180
                              -----------         -----------
Net property, plant and
 equipment                     10,842,155          11,044,361

Restricted cash                   118,581             223,468
Prepaid benefit plan costs      2,608,035           2,608,035
Other assets                       49,952              47,345
                              -----------         -----------
                             $ 19,894,473        $ 20,395,447
                              ===========         ===========



                                                  (continued)










LIABILITIES AND STOCKHOLDERS' EQUITY

                              September 30,      December 31,
                                  2002               2001
                              -----------        ------------
                              (UNAUDITED)

CURRENT LIABILITIES

Short-term debt               $   708,000        $    564,000
Current installments of
 long-term debt                   458,750             447,500
Accounts payable                1,947,682           1,895,924
Accrued expenses                  616,053             475,810
                              -----------         -----------
Total current liabilities       3,730,485           3,383,234

Long-term debt, excluding
 current installments           1,513,333           1,858,333
Deferred income taxes             190,017             190,017
Obligations under
 benefit plans                  6,162,552           6,083,758
Other liabilities                  84,073             192,174
                              -----------         -----------
Total liabilities              11,680,460          11,707,516
                              -----------         -----------
STOCKHOLDERS' EQUITY

Common stock, par value $.20
 per share; authorized
 1,500,000 shares;
 Issued 863,995 shares            172,799             172,799
Additional paid-in capital        898,036             898,036
Retained earnings              14,654,007          15,127,925
                              -----------         -----------
                               15,724,842          16,198,760
Less cost of common shares in
 treasury - 515,196 shares in
 2002 and 2001                  7,510,829           7,510,829
                              -----------         -----------
Total stockholders' equity      8,214,013           8,687,931
                              -----------         -----------
                             $ 19,894,473        $ 20,395,447
                              ===========         ===========


See accompanying notes to consolidated financial statements.



                            Homasote Company and Subsidiary
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                     (UNAUDITED)

                                     2002                2001
                                 ------------        ------------


Cash flows from operating
 activities:

Net (loss) earnings               $ (473,918)        $ 1,851,322
Adjustments to reconcile net
 (loss) earnings to net cash
 provided by operating activities:
Depreciation and amortization        980,503             961,153
Changes in assets and liabilities:
Increase in accounts
 receivable, net                     (93,010)           (172,979)
Increase in inventories             (167,120)           (707,620)
(Increase) decrease in prepaid
 expenses and other current assets   (72,703)            127,310
Increase in other assets              (9,888)                ---
Increase (decrease) in accounts
 payable                              51,758            (997,843)
Increase in accrued expenses         140,243              37,198
Increase (decrease) in obligations
 under benefit plans                  78,794              (4,691)
Decrease in other liabilities       (108,101)           (369,187)
                                   ----------          ----------
Net cash provided by
 operating activities                326,558             724,663
                                   ----------          ----------

Cash flows from investing
 activities:
Capital expenditures                (771,016)         (1,076,239)
Decrease in restricted cash          104,887             361,780
                                   ----------          ----------

Net cash used in investing
 activities                         (666,129)           (714,459)
                                   ----------          ----------


                                                       (continued)




Cash flows from financing
 activities:
Proceeds from issuance of
 short-term debt                     144,000           1,443,952
Repayment of long-term debt         (333,750)           (322,500)
Dividends declared and paid              ---             (34,880)
                                  ----------           ---------
Net cash (used in) provided by
 financing activities:              (189,750)          1,086,572
                                  ----------           ---------
Net (decrease) increase in cash
 and cash equivalents               (529,321)          1,096,776
Cash and cash equivalents
 at beginning of period              927,686              56,204
                                  ----------          ----------
Cash and cash equivalents
 at end of period                $   398,365         $ 1,152,980
                                  ==========          ==========
Supplemental disclosures of
 cash flow information:

Cash paid during the period for:

  Interest                       $    59,890         $    82,433
                                  ----------          ----------



See accompanying notes to consolidated financial statements.
























     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE
     PERIOD ENDED SEPTEMBER 30, 2002

Note 1. The unaudited consolidated financial information of Homasote Company as of September 30, 2002 and for the three and nine-month periods ended September 30, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Article 10 of Regulation S-X. In the opinion of management, all adjustments (none of which were non-recurring) necessary for a fair presentation of such periods has been included. The consolidated financial information for the three and nine-month periods ended September 30, 2002 is not necessarily indicative of the results of operations that might be expected for the entire year ending December 31, 2002. This unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Note 2.   INVENTORIES

         The following are the major classes of inventories as of September 30, 2002 and December 31, 2001:

                                        2002           2001

               Finished goods.......$2,855,503     $2,670,284
               Work in process......   151,472         93,103
               Raw materials........   666,870        743,338
                                    $3,673,845     $3,506,725

          Inventories include the cost of materials, direct labor and manufacturing overhead.

Note 3.   NET (LOSS) EARNINGS PER COMMON SHARE

          Basic net (loss) earnings per common share has been computed by dividing net (loss) earnings by the weighted average number of common shares outstanding during the respective periods. Diluted net (loss) earnings per share is the same as basic net
          (loss) earnings per common share since the Company has a simple capital structure with only common stock outstanding in 2002 and 2001.


Note 4.   DEBT

          The Company is party to a loan agreement (the "Agreement") and promissory note with the New Jersey Economic Development Authority (the "Authority"). Under the Agreement, the Authority loaned the Company $4,140,000 out of the proceeds from the issuance of the Authority's Economic Growth Bonds (Greater Mercer County Composite Issue) 1996 Series E (the "Bonds") to be used in connection with specified capital expenditures described in the Agreement. Interest is charged at the variable rate of interest due on the Bonds (1.75% at September 30, 2002).

          In connection with the Agreement, the Authority also entered into a trust indenture with a bank to serve as trustee and tender agent for the loan proceeds. The trust indenture is secured in part by the Agreement and by a direct pay Letter of Credit facility in the face amount of $4,209,000, of which $1,972,083 was outstanding at September 30, 2002 and $2,305,833 at December 31, 2001. Principal and interest are payable monthly to the trustee in varying amounts through 2006. The Letter of Credit facility contains financial and other restrictive covenants. The Agreement, as most recently amended effective as of November 14, 2002 (the "Amended Agreement"), contains financial and other covenants including minimum tangible net worth, cash flow coverage, current ratio and maximum liabilities to tangible net worth (all as defined). The Company was not in compliance with the cash flow coverage ratio covenant as of September 30, 2002. On November 6, 2002, the Company received a waiver of such non-compliance from the Bank. Based on nine months actual and management's forecasted results of operations for the fourth quarter of 2002, management believes that it will be in compliance with all covenants as of December 31, 2002. The Amended Agreement further provides for collateralization of the Letter of Credit facility with substantially all of the Company's assets excluding real property.

          The Company had a $1.5 million demand note line of credit agreement with a bank which expired July 31, 2002 and was extended through November 14 2002. Interest was payable monthly at the bank's prime rate (4.75% at September 30, 2002) less 0.25%. As of September 30, 2002 and December 31, 2001, $708,000 and $564,000, respectively, was outstanding under the line of credit. The line of credit was renewed and expires June 30,2003. Under the line of credit agreement, the Company may borrow up to a specified percentage of eligible receivables and inventory as defined. Interest is payable monthly at the bank's prime rate plus 0.25%. The unused credit available under this facility at September 30, 2002 was $792,000. The line of credit agreement also provides for an unused line of credit fee of 0.25% per annum. The note provides for prepayments and advances as required to satisfy working capital needs. The note is collateralized by substantially all of the Company's assets excluding real property.


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

Note 7: The Company is engaged in a dispute with a former energy supplier regarding the efforts of the supplier to change the method of pricing. The Company has filed a declaratory judgment action in the Superior Court of the State of New Jersey seeking a judgment that the supplier repudiated the contract with the Company by endeavoring to implement a method of pricing that was inconsistent with the provisions of the contract. The defendant has removed the case to the Federal District Court for the District of New Jersey. Discovery is complete and the matter is being scheduled for trial. The Company believes that the outcome of this dispute will not have a material effect on the Company's financial position, results of operations and liquidity.














    FORM 10-Q
                     HOMASOTE COMPANY AND SUBSIDIARY
                            September 30, 2002

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

GENERAL

     The following discussion and analysis and statements made elsewhere in this Form 10-Q include forward-looking statements about the future that are necessarily subject to various risks and uncertainties. These statements are based on the beliefs and assumptions of management and on information currently available to management. These forward-looking statements are identified by words such as "estimates", "expects", "anticipates", "plans", "believes",and other similar expressions.

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

RESULTS OF OPERATIONS

     The Company's sales are derived from building material wholesalers and industrial manufacturers. Sales during the three months ended September 30, 2002 decreased by $433,568 or 6.8% to $5,981,228 from
$6,414,796 in the three months ended September 30, 2001. Sales for the nine month period ended September 30, 2002 decreased by $1,244,331 or 6.2% to $18,817,814 from $20,062,145 in the nine months ended September 30, 2001. The decrease has been attributable in part to deteriorated economic conditions in the packaging industry in general and the closing of plants and replacement of Homasote product by a former principal export customer, in particular, offset by increasing acceptance of the Company's new glass separator product, Staplesafe (patent pending). An international customer ceased purchases of private label millboard product from the Company in the fourth quarter of 2001 due to their purchase and conversion of a plant to produce their own product, significantly reducing our sales in the current year period as compared to the prior year. Additionally, sales in the 2001 period were affected positively by the implementation of a necessary 7% energy surcharge by the Company, effective for shipments during the first seven months of 2001. These factors were partially offset by improved shipments of the Company's polyisocyanurate and Nova product lines in the current year period.

   Gross profit as a percentage of sales, was 20.1% and 24.5%, respectively, for the three-month periods ended September 30, 2002 and 2001 and 23.8% and 25.0%, respectively, for the nine-month periods ended September 30, 2002 and 2001. Third quarter margins during 2002 were substantially lower than those of the second quarter and the comparable year ago period due to production interruptions and inefficiencies caused by unplanned machine downtime in our board making lines and primary cutting operation and a planned ten day maintenance shutdown period. These events resulted in abnormally low levels of board production and under-absorption of manufacturing overhead. Decreased demand for product as discussed above also contributed to a reduction in realized gross profit, partially offset by reduced costs of fuel and labor.

    Selling, general and administrative expenses as a percentage of sales were 25.5% and 25.2%, respectively, for the three-month periods ended September 30, 2002 and 2001 and 26.1% and 24.3%, respectively, for the nine-month periods ended September 30, 2002 and 2001. Selling, general and administrative expenses decreased to $1,527,532 for the three-month period ended September 30, 2002, as compared to $1,619,589 for the three-month period ended September 30, 2001 and increased to $4,919,088 for the nine-month period ended September 30, 2002, compared to $4,866,630 for the nine-month period ended September 30, 2001. The increase in the relative percentage of selling, general and administrative expenses is primarily attributable to the reduced volume of sales in the current year period. Selling, general and administrative expenses decreased in the third quarter of 2002 primarily in the areas of Company-placed advertising and promotion, cooperative advertising, sales incentive programs and administration and other compensation, partially offset by increased sales agent commission costs, professional fees, retirement costs, outside contracts for product performance and building code approval testing and franchise taxes.

    Interest income decreased to $3,711 for the three-month period ended September 30, 2002, as compared to $15,536 for the three-month period ended September 30, 2001. Interest income decreased to $13,098 for the nine-month period ended September 30, 2002 as compared to $67,745 for the nine-month period ended September 30, 2001. The decrease in interest income is attributable to reduced earnings from an investment of funds received in the insurance settlement discussed elsewhere in this report, resulting from lower levels of invested funds and prevailing interest rates.

  Interest expense on debt decreased to $20,876 and $59,890 respectively, for the three and nine-month periods ended September 30, 2002, as compared to $25,557 and $82,433, respectively, for the three and nine-month periods ended September 30, 2001. The decrease is primarily attributable to reductions in the Company's cost of borrowed funds on its variable rate debt, partially offset by the Company's increase in net borrowings.

     As previously reported, on January 24, 2001, the Company received $2,039,286 related to an insurance settlement, which was net of $210,714 due, or potentially due, to an insurance adjuster. The amount due to the adjuster is in dispute. The Company and its bank agreed that $330,814 of the proceeds received were to be restricted for use under the terms of its loan agreement with the New Jersey Economic Development Authority to pay costs incurred to repair and make certain improvements to the dryer damaged in the fires. Such amount was recorded in restricted cash and other liabilities upon receipt. The balance of such funds as of September 30, 2002 is $276,635. The balance of the proceeds received, $1,708,472, was recorded under other income. The Company is in the process of reinvesting the proceeds of this settlement in like kind assets (as defined by the Internal Revenue Code) and, as such, the proceeds are not currently taxable.

     Other income decreased to $2,210 for the three-month period ended September 30, 2002, as compared to $2,570 for the three-month ended September 30, 2001 and to $7,872 for the nine-month period ended September 30, 2002, as compared to $12,531 for the nine-month period ended September 30, 2001. The decrease is due primarily to decreases in the net price and quantity of corrugated paper sold as scrap.

     As a result of the foregoing, net losses were $(339,931)and
$(473,918), respectively, for the three and nine-month periods ended September 30, 2002, as compared to net (loss) earnings of $(57,583) and $1,851,322, respectively, for the three and nine-month periods ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows from operating activities and bank borrowings are the primary sources of liquidity. Net cash provided by operating activities amounted to $0.3 million and $0.7 million in the nine-month periods ended September 30, 2002 and 2001, respectively.

     Working capital was $2.5 million at September 30, 2002, as compared to $3.1 million at December 31, 2001, a decrease of $0.6 million, due primarily to the use of funds to finance capital expenditures.

     Capital expenditures for new and improved facilities and equipment, which are financed primarily through internally generated funds and debt, were $0.8 million and $1.1 million in 2002 and 2001, respectively. The Company has estimated capital expenditures for the remaining three
(3) months of 2002 in the amount of $0.1 million.

     Cash flows from financing activities decreased from $1.1 million provided in 2001 to $0.2 million used in 2002, primarily as a result of the increase in short term debt of $1.4 million during the period ended September 30, 2001 compared to an increase in short-term debt of $0.1 million during the period ended September 30, 2002.

The Company is party to a loan agreement (the "Agreement") and promissory note with the New Jersey Economic Development Authority (the "Authority"). Under the Agreement, the Authority loaned the Company $4,140,000 out of the proceeds from the issuance of the Authority's Economic Growth Bonds (Greater Mercer County Composite Issue) 1996 Series E (the "Bonds") to be used in connection with specified capital expenditures described in the Agreement. Interest is charged at the variable rate of interest due on the Bonds (1.75% at September 30, 2002).

In connection with the Agreement, the Authority also entered into a trust indenture with a bank to serve as trustee and tender agent for the loan proceeds. The trust indenture is secured in part by the Agreement and by a direct pay Letter of Credit facility in the face amount of $4,209,000, of which $1,972,083 was outstanding at September 30, 2002 and $2,305,833 at December 31, 2001. Principal and interest are payable monthly to the trustee in varying amounts through 2006. The Letter of Credit facility contains financial and other restrictive covenants. The Agreement, as most recently amended effective as of November 14, 2002 (the "Amended Agreement"), contains financial and other covenants including minimum tangible net worth, cash flow coverage, current ratio and maximum liabilities to tangible net worth (all as defined). The Company was not in compliance with the cash flow coverage ratio covenant as of September 30, 2002. On November 6, 2002, the Company received a waiver of such non-compliance from the Bank. Based on nine months actual and management's forecasted results of operations for the fourth quarter of 2002, management believes that it will be in compliance with all covenants as of December 31, 2002. The Amended Agreement further provides for collateralization of the Letter of Credit facility with substantially all of the Company's assets excluding real property.

The Company had a $1.5 million demand note line of credit agreement with a bank which expired July 31, 2002 and was extended through November 14, 2002. Interest was payable monthly at the bank's prime rate (4.75% at September 30, 2002) less 0.25%. As of September 30, 2002 and December 31, 2001, $708,000 and $564,000, respectively, was outstanding under the line of credit. The line of credit was renewed and expires June 30,2003. Under the line of credit agreement, the Company may borrow up to a specified percentage of eligible receivables and inventory as defined. Interest is payable monthly at the bank's prime rate plus 0.25%. The unused credit available under this facility at September 30, 2002 was $792,000. The line of credit agreement also provides for an unused line of credit fee of 0.25% per annum. The note provides for prepayments and advances as required to satisfy working capital needs. The note is collateralized by substantially all of the Company's assets excluding real property.

     Management believes that all cash flows from operations, coupled with its bank credit facilities, are adequate for the Company to meet its obligations through 2003.



RECENT ISSUED ACCOUNTING STANDARDS

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

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces the previous accounting guidance provided by the Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, and the Company does not anticipate that the statement will have a material impact on the Company's consolidated financial statements.

INFLATION AND ECONOMY

     The Company will continue to maintain a policy of constantly monitoring such factors as product demand and costs, and will adjust prices as these factors and the economic conditions warrant. Management believes the business operations of the Company have been affected by the general decline in the economy.

OTHER DEVELOPMENTS

     The Company is a party to purchase agreement contracts to purchase readily available wastepaper from two suppliers. Under the terms of the contracts, the Company is required to make purchases at a minimum price per ton, as defined, or at the prevailing market price, whichever is greater. The contracts require the Company to purchase all of the wastepaper offered by the suppliers, which is generally below the Company's normal usage. Purchases in the nine months ended September 30, 2002 and 2001, aggregated approximately $518,000 and $652,000, respectively. The contracts expire in 2009.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, the Company is exposed to fluctuations in interest rates and equity market risks as the Company seeks debt and equity capital to sustain its operations.

     The information below summarizes the Company's market risk associated with its debt obligations as of September 30, 2002. Fair value included herein has been estimated taking into consideration the nature and term of the debt instrument and the prevailing economic and market conditions at the balance sheet date. The table below presents principal cash flows by year of maturity based on the terms of the debt. The variable interest rate disclosed represents the rate at September 30, 2002. Changes in the prime interest rate during fiscal 2002 will have a positive or negative effect on the Company's interest expense. The Company had $2,680,083 of debt outstanding as of September 30, 2002. Further information specific to the Company's debt is presented in note 4 to the unaudited consolidated financial statements.

                  ESTIMATED    CARRYING     YEAR OF    INTEREST
DESCRIPTION       FAIR VALUE   AMOUNT       MATURITY   RATE

DEMAND NOTE       $  708,000   $  708,000   2002       4.5 %

LONG TERM DEBT
INCLUDING CURRENT
INSTALLMENTS      $  113,750   $  113,750   2002
                     462,500      462,500   2003
                     477,500      477,500   2004
                     493,333      493,333   2005
                     425,000      425,000   2006
                  __________   __________

                $1,972,083     $1,972,083              1.75%



ITEM 4.  CONTROLS AND PROCEDURES

        As required by Rule 13-a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management including the Company's Chief Executive Officer along with the Company's Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding disclosure.





































                               PART II

                           OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

          99.1 Certification of Chief Executive Officer under 18 U.S.C. Section 1350,as adopted pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification of Chief Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b) Reports on Form 8-K - There are no reports on Form
        8-K filed for the nine months ended September 30, 2002.


                              SIGNATURES

        Pursuant of the requirements of the Securities Exchange
        Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           HOMASOTE COMPANY
                             (Registrant)

        /s/ Warren L. Flicker           /s/ James M. Reiser
        Warren L. Flicker               James M. Reiser
        Chairman of the Board and       Vice President and
        Chief Executive Officer         Chief Financial Officer

        Date: November 14, 2002



                     CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
            SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        I, Warren L. Flicker, certify that:

        1. I have reviewed this quarterly report of Form 10-Q of Homasote Company;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                 By: /s/ Warren L. Flicker
                                     Warren L.  Flicker
                                     Chairman of the Board and
                                     Chief Executive Officer



                     CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
            SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        I, James M. Reiser, certify that:

        1. I have reviewed this quarterly report of Form 10-Q of Homasote Company;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                 By: /s/ James M. Reiser
                                     James M. Reiser
                                     Vice-President and
                                     Chief Financial Officer









                                                         Exhibit 99.1

              CERTIFICATION OF CEO PURSUANT TO
                   18 U.S.C. SECTION 1350,
                   AS ADOPTED PURSUANT TO
        SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Homasote Company (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Warren L. Flicker, Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods shown in such report.


Date: November 14, 2002
                                     By: /s/ Warren L. Flicker
                                     Warren L. Flicker
                                     Chairman of the Board and
                                     Chief Executive Officer






                                                          Exhibit 99.2

                CERTIFICATION OF CFO PURSUANT TO
                     18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Homasote Company (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James M. Reiser, Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods shown in such report.


Date: November 14, 2002

                                  By: /s/ James M. Reiser
                                      James M. Reiser
                                      Vice-President and
                                      Chief Financial Officer