Form 10-K
period 2002-12-31
HOMASOTE CO
filed 2003-07-28
CIK 48165

FORM 10-K
                   ------------------------------
                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                   FOR ANNUAL AND TRANSITION REPORTS
                PURSUANT TO SECTIONS 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
     (Mark One)
      [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
                      FOR THE FISCAL YEAR ENDED

                          DECEMBER 31, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          ( )Yes     (X)No

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12-b-2 of the Securities Exchange Act).
          ( )Yes     (X)No

As of May 22, 2003, (the last day on which a sale of the common stock was reported) the Aggregate Market Value of the Voting Stock held by non-affiliates was $1,652,121.

As of July 14, 2003, there were 348,799 shares of common stock, $.20 par value, outstanding.



     Documents Incorporated by Reference

Homasote Company 2002 Annual Report to Stockholders (Parts II And IV).

Proxy Statement of the Company dated August 15, 2003 for the Annual Meeting to be held on September 15, 2003.

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14.  CONTROLS AND PROCEDURES

                         PART IV

ITEM 15.  EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
           AND REPORTS ON FORM 8-K

                        SIGNATURES

                         PART I

ITEM 1.   BUSINESS

     (A)  GENERAL BUSINESS DEVELOPMENT

          HOMASOTE COMPANY IS IN THE BUSINESS OF MANUFACTURING
          INSULATED WOOD FIBER BOARD AND POLYISOCYANURATE FOAM
          PRODUCTS.

     (B)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

          THE COMPANY OPERATES IN ONLY ONE INDUSTRY SEGMENT, THE
          MANUFACTURE AND SALE OF RIGID POLYISOCYANURATE AND
          STRUCTURAL INSULATING BUILDING MATERIALS AND
          PACKAGING PRODUCTS FOR INDUSTRIAL CUSTOMERS.

     (C)  NARRATIVE DESCRIPTION OF BUSINESS
          (I)  PRINCIPAL PRODUCTS AND SERVICES

               THE PRINCIPAL PRODUCT OF THE REGISTRANT IS"HOMASOTE" INSULATING AND BUILDING BOARD MANUFACTURED IN VARIOUS THICKNESSES, SIZES AND FINISHES. THE BASIC RAW MATERIAL IS WOOD FIBER OBTAINED FROM RECONVERTING CLEAN, FLAT FOLDED NEWSPAPERS. IT IS COMBINED WITH VARIOUS CHEMICALS TO PRODUCE RIGID, SIDEWALL, FLOOR AND ROOFING INSULATION IN VARIOUS SHEET SIZES AND THICKNESSES. THIS PRODUCT HAS NO ASBESTOS AND NO UREAFORMALDEHYDE ADDITIVES.

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

          (II) PRODUCT IMPROVEMENTS AND NEW APPLICATIONS

               APPLICATIONS FOR THE USE OF HOMASOTE BOARDS IN FLOOR AND WALL SYSTEMS FOR SOUND CONTROL ARE OPENING
               AVENUES IN THE CUSTOMER BASE. A NEW GLASS SEPARATOR PRODUCT, Staple-Safe(TM), WAS INTRODUCED IN 2001 AND IS ENJOYING INCREASING ACCEPTANCE BY DOMESTIC AND INTERNATIONAL GLASS MANUFACTURERS. SEE "LETTER TO
         SHAREHOLDERS AND EMPLOYEES" WHICH IS INCORPORATED
    HEREIN BY REFERENCE AS PART OF EXHIBIT 13.


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

          (VII)MATERIAL CUSTOMERS

               ONE CUSTOMER ACCOUNTED FOR 10%, 11% AND 10% OF THE
               COMPANY'S SALES IN 2002, 2001 AND 2000, RESPECTIVELY, AND 7% AND 17% OF ACCOUNTS RECEIVABLE AT DECEMBER
               31, 2002 AND 2001, RESPECTIVELY.

        (VIII) BACKLOG

               BACKLOG IS NOT MEANINGFUL SINCE MOST CUSTOMERS ORDER FOR IMMEDIATE AND PROMPT DELIVERY. A FEW CUSTOMERS SCHEDULE DELIVERIES SEVERAL WEEKS IN ADVANCE.

          (IX) GOVERNMENT CONTRACTS

               NO MATERIAL PORTION OF THE REGISTRANT'S BUSINESS IS SUBJECT TO RENEGOTIATION OF PROFITS OR TO TERMINATION OF CONTRACTS BY THE GOVERNMENT.

          (X)  COMPETITIVE CONDITIONS

               HOMASOTE IS A MEDIUM DENSITY FIBER BOARD. IT IS USED AS AN UNDERLAYMENT, PROVIDING SOUND CONTROL IN BUILDINGS DIRECTLY UNDER MANY TYPES OF FINISHED FLOORING (I.E., CARPET, SOLID WOOD, CERAMIC).HOMASOTE'S STRUCTURAL ABILITY ALLOWS THE BOARD TO BE USED AS AN EXCELLENT TACKABLE SUBSTRATE FOR BULLETIN BOARDS AND WALL PANELS. THE BOARD'S CHARACTERISTICS ALLOW IT TO BE UTILIZED IN A VARIETY OF PACKAGING APPLICATIONS. THE 440 SOUND BARRIER TAKES THE PLACE OF GYPCRETE (POURED CONCRETE) IN FLOOR SYSTEMS FOR SOUND AND FIRE CONTROL. HOMEX EXPANSION JOINT AND FORMING BOARD COMPETES DIRECTLY WITH ASPHALT IMPREGNATED EXPANSION MATERIALS.

          (XI) RESEARCH AND DEVELOPMENT

               THE REGISTRANT DEFINES RESEARCH AS THE EXPERIMENTATION WITH RESPECT TO NEW PRODUCTS OR DESIGNS. IT DEFINES QUALITY CONTROL AS THE ONGOING SUPPORT FOR EXISTING PRODUCTS OR DESIGNS. DURING THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000, NO AMOUNTS WERE SPENT ON RESEARCH AND DEVELOPMENT.

               DURING THE YEARS ENDED DECEMBER 31, 2002, 2001 AND
               2000, THE REGISTRANT INCURRED QUALITY CONTROL COSTS OF $95,830, $93,684, AND $148,954, RESPECTIVELY.

          (XII)ENVIRONMENTAL PROTECTION

               AS OF DECEMBER 31, 2002, COMPLIANCE WITH FEDERAL, STATE AND LOCAL PROVISIONS WHICH HAVE BEEN ENACTED OR ADOPTED TO REGULATE THE PROTECTION OF THE ENVIRONMENT WILL NOT HAVE A MATERIAL EFFECT UPON THE CAPITAL EXPENDITURES, RESULTS OF OPERATIONS OR COMPETITIVE POSITION OF THE REGISTRANT OR ITS SUBSIDIARY. THE REGISTRANT DOES NOT EXPECT TO MAKE ANY MATERIAL CAPITAL EXPENDITURES FOR ENVIRONMENTAL CONTROL FACILITIES FOR ITS 2003 FISCAL YEAR.

         (XIII)NUMBER OF EMPLOYEES

               AS OF DECEMBER 31, 2002, THE REGISTRANT EMPLOYED 194 EMPLOYEES, AS COMPARED TO 213 IN 2001.

     (D)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC
          OPERATIONS AND EXPORT SALES

          EXPORT SALES, PRIMARILY IN CANADA AND THE UNITED KINGDOM, ACCOUNTED FOR APPROXIMATELY 6% IN THE YEAR ENDED DECEMBER 31, 2002 AND 13% AND 11% IN THE YEARS ENDED DECEMBER 31, 2001 AND 2000, RESPECTIVELY, OF THE REGISTRANT'S TOTAL SALES. THE REGISTRANT IS CONTINUING ITS EFFORTS TO EXPAND SALES WORLDWIDE.

ITEM 2.   PROPERTIES

          THE REGISTRANT'S PLANT AND MAIN OFFICES ARE LOCATED AT 932 LOWER FERRY ROAD, EWING TOWNSHIP, WEST TRENTON, NEW JERSEY. THE PROPERTY CONSISTS OF APPROXIMATELY 28 ACRES WITH PRIVATE RAILROAD SIDINGS ENTERING THE SHIPPING AND MANUFACTURING AREAS. BUILDINGS ARE OF CINDER BLOCK AND BRICK CONSTRUCTION, WITH A FLOOR AREA OF APPROXIMATELY 600,000 SQUARE FEET, WHICH ARE ARRANGED FOR THE MANUFACTURE AND FINISHING OF ALL THE REGISTRANT'S PRODUCTS. THE ENTIRE
          AREA IS PROTECTED WITH AN ENCLOSURE OF CYCLONE FENCING AND GUARD HOUSE. ALL MANUFACTURING OPERATIONS AND THE OFFICE COMPLEX ARE PROTECTED BY FIRE SPRINKLERS AND ARE MONITORED BY A SECURITY COMPANY FOR FIRE PROTECTION. ALL PROPERTY IS HELD IN FEE SIMPLE. THE MANUFACTURING OPERATION GENERALLY RUNS THREE SHIFTS, FIVE DAYS A WEEK. PRODUCTION SCHEDULING AND ACTIVITY IS DEPENDENT DIRECTLY UPON THE ECONOMIC CONDITION OF THE BUILDING CONSTRUCTION AND MANUFACTURING INDUSTRIES.

ITEM 3.   LEGAL PROCEEDINGS

          FROM TIME TO TIME THE COMPANY IS INVOLVED IN LEGAL PROCEEDINGS RELATING TO CLAIMS ARISING OUT OF THE NORMAL COURSE OF BUSINESS. THE COMPANY BELIEVES THAT THERE ARE NO MATERIAL LEGAL PROCEEDINGS PENDING OR THREATENED AGAINST THE COMPANY AS OF DECEMBER 31, 2002. HOWEVER, SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS" RESPECTING THE SETTLEMENT IN 2001 OF CERTAIN LITIGATION, INCLUDING THAT BROUGHT BY THE REGISTRANT AGAINST ITS INSURANCE CARRIER RELATIVE TO LOSSES INCURRED AS A RESULT OF FIRES INVOLVING A DRYER USED IN THE MANUFACTURING PROCESS, WHICH DISCUSSION IS INCORPORATED HEREIN BY REFERENCE TO EXHIBIT 13.

          THE COMPANY IS ENGAGED IN A DISPUTE WITH A FORMER ENERGY SUPPLIER REGARDING THE EFFORTS OF THE SUPPLIER TO CHANGE THE METHOD OF PRICING. THE COMPANY HAS FILED A DECLARATORY JUDGMENT ACTION IN THE SUPERIOR COURT OF THE STATE OF NEW JERSEY SEEKING A JUDGMENT THAT THE SUPPLIER REPUDIATED THE CONTRACT WITH THE COMPANY BY ENDEAVORING TO IMPLEMENT A METHOD OF PRICING THAT WAS INCONSISTENT WITH THE PROVISIONS OF THE CONTRACT. THE DEFENDANT HAS REMOVED THE CASE TO THE FEDERAL DISTRICT COURT FOR THE DISTRICT OF NEW JERSEY. THE SUPPLIER FILED AN ANSWER, AFFIRMATIVE DEFENSES AND COUNTERCLAIM AGAINST THE COMPANY, SEEKING DAMAGES OF $171,000 PLUS INTEREST AND ATTORNEY'S FEES FOR BREACH OF CONTRACT OF THE NATURAL GAS SALES CONTRACT AND FOR BREACH OF THE IMPLIED OBLIGATION OF GOOD FAITH AND FAIR DEALING AS WELL. THE MATTER WAS TRIED IN JUNE, 2003. POST-TRIAL SUBMISSIONS ARE DUE JULY 18,2003 AND AUGUST 1, 2003. THE COMPANY BELIEVES THAT THE OUTCOME OF THIS DISPUTE WILL NOT HAVE A MATERIAL EFFECT ON THE COMPANY'S FINANCIAL POSITION, RESULTS OF OPERATIONS AND LIQUIDITY.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS NOT
          APPLICABLE.

                         PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

          THIS INFORMATION IS INCLUDED IN THE HOMASOTE COMPANY 2002 ANNUAL REPORT TO STOCKHOLDERS. SEE THE TWO YEAR DIVIDEND AND STOCK PRICE COMPARISON SECTION OF SUCH REPORT
          INCORPORATED HEREIN BY REFERENCE AS EXHIBIT 13.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

          SEE CONSOLIDATED FIVE YEAR HIGHLIGHTS SECTION OF THE
          HOMASOTE COMPANY 2002 ANNUAL REPORT TO STOCKHOLDERS
          INCORPORATED HEREIN BY REFERENCE AS EXHIBIT 13.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          SEE MANAGEMENT'S DISCUSSION AND ANALYSIS SECTION OF THE
          HOMASOTE COMPANY 2002 ANNUAL REPORT TO STOCKHOLDERS
          INCORPORATED HEREIN BY REFERENCE AS EXHIBIT 13.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

          IN THE NORMAL COURSE OF BUSINESS, THE COMPANY IS EXPOSED TO FLUCTUATIONS IN INTEREST RATES AND EQUITY MARKET RISKS AS THE COMPANY SEEKS DEBT AND EQUITY CAPITAL TO SUSTAIN ITS OPERATIONS.

          THE INFORMATION BELOW SUMMARIZES THE COMPANY'S MARKET RISK ASSOCIATED WITH ITS DEBT OBLIGATIONS AS OF DECEMBER 31, 2002. FAIR VALUE INCLUDED HEREIN HAS BEEN ESTIMATED TAKING INTO CONSIDERATION THE NATURE AND TERM OF THE DEBT INSTRUMENT AND THE PREVAILING ECONOMIC AND MARKET CONDITIONS AT THE BALANCE SHEET DATE. THE TABLE BELOW PRESENTS PRINCIPAL CASH FLOWS BY YEAR OF MATURITY BASED ON THE TERMS OF THE DEBT. THE VARIABLE INTEREST RATE DISCLOSED REPRESENTS THE RATE AT DECEMBER 31, 2002. CHANGES IN THE PRIME INTEREST RATE DURING FISCAL 2003 WILL HAVE A POSITIVE OR NEGATIVE EFFECT ON THE COMPANY'S INTEREST EXPENSE. THE COMPANY HAD $2,455,333 OF DEBT OUTSTANDING AT DECEMBER 31, 2002. FURTHER INFORMATION SPECIFIC TO THE COMPANY'S DEBT
          IS PRESENTED IN NOTE 4 TO THE CONSOLIDATED FINANCIAL
          STATEMENTS.

               ESTIMATED     CARRYING      YEAR OF     INTEREST
DESCRIPTION    FAIR VALUE    AMOUNT        MATURITY    RATE

DEMAND NOTE    $   597,000   $  597,000     2002        4.5 %

LONG-TERM DEBT
INCLUDING CURRENT
INSTALLMENTS   $   462,500   $  462,500     2003
                   477,500      477,500     2004
                   493,333      493,333     2005
                   425,000      425,000     2006
                 _________    _________
               $ 1,858,333   $1,858,333                 1.65%




ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          SEE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO
          CONSOLIDATED FINANCIAL STATEMENTS OF THE HOMASOTE COMPANY 2002 ANNUAL REPORT TO STOCKHOLDERS INCORPORATED HEREIN BY REFERENCE AS EXHIBIT 13.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          NONE.

                         PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (A)  DIRECTORS

          INCORPORATED BY REFERENCE FROM THE DEFINITIVE PROXY
          STATEMENT OF THE COMPANY DATED AUGUST 15, 2003 FOR THE
          ANNUAL MEETING TO BE HELD ON SEPTEMBER 15, 2003, WHICH IS ATTACHED HERETO AS EXHIBIT 99.3.

     (B)  EXECUTIVE OFFICERS
                                                         EXPERIENCE
                                          STARTED        IN YEARS
                                          IN             AT
     NAME (5)          TITLE              POSITION       POSITION  AGE
------------------     ---------          --------       --------  ---
WARREN L. FLICKER      CHAIRMAN OF
(1)                     THE BOARD AND
                         CHIEF EXECUTIVE
                          OFFICER         1/01/00         3        59

PETER J. MCELVOGUE     PRESIDENT           7/1/00         3        40
(2)

JAMES M. REISER        VICE PRESIDENT     3/01/99         4        60
(3)                     AND CHIEF
                         FINANCIAL
                          OFFICER

JENNIFER D. BARTKOVICH
(4)                    SECRETARY          5/03/01         2        34

     (1)  EMPLOYED BY THE COMPANY SINCE 1965.
     (2)  EMPLOYED BY THE COMPANY SINCE 2000.
     (3)  EMPLOYED BY THE COMPANY SINCE 1999.
     (4)  EMPLOYED BY THE COMPANY SINCE 2000.
     (5)  THE OFFICERS MENTIONED ABOVE ARE RE-ELECTED EACH YEAR
          BY THE BOARD OF DIRECTORS AT THEIR ANNUAL MEETING.

ITEM 11.  EXECUTIVE COMPENSATION

          INCORPORATED BY REFERENCE FROM THE DEFINITIVE PROXY
          STATEMENT OF THE COMPANY DATED AUGUST 15, 2003 FOR THE
          ANNUAL MEETING TO BE HELD ON SEPTEMBER 15, 2003, WHICH IS ATTACHED HERETO AS EXHIBIT 99.3.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          INCORPORATED BY REFERENCE FROM THE DEFINITIVE PROXY
          STATEMENT OF THE COMPANY DATED AUGUST 15, 2003 FOR THE
          ANNUAL MEETING TO BE HELD ON SEPTEMBER 15, 2003, WHICH IS ATTACHED HERETO AS EXHIBIT 99.3.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          INCORPORATED BY REFERENCE FROM THE DEFINITIVE PROXY
          STATEMENT OF THE COMPANY DATED AUGUST 15, 2003 FOR THE
          ANNUAL MEETING TO BE HELD ON SEPTEMBER 15, 2003, WHICH IS ATTACHED HERETO AS EXHIBIT 99.3.

ITEM 14.  CONTROLS AND PROCEDURES

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

                         PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A)  (1)  CONSOLIDATED FINANCIAL STATEMENTS INCORPORATED HEREIN
                BY REFERENCE AS PART OF EXHIBIT 13.

               INDEPENDENT AUDITORS' REPORT INCORPORATED HEREIN BY
                REFERENCE AS PART OF EXHIBIT 13.

               CONSOLIDATED STATEMENTS OF OPERATIONS - YEARS ENDED
                DECEMBER 31, 2002, 2001 AND 2000 INCORPORATED HEREIN BY REFERENCE AS PART OF EXHIBIT 13.

               CONSOLIDATED BALANCE SHEETS - DECEMBER 31, 2002 AND
                2001 INCORPORATED HEREIN BY REFERENCE AS PART OF
                EXHIBIT 13.

               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                EQUITY - DECEMBER 31, 2002 AND 2001 INCORPORATED
                HEREIN BY REFERENCE AS PART OF EXHIBIT 13.

               CONSOLIDATED STATEMENTS OF CASH FLOWS - YEARS ENDED
                DECEMBER 31, 2002, 2001 AND 2000 INCORPORATED HEREIN BY REFERENCE AS PART OF EXHIBIT 13.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS INCORPORATED
                HEREIN BY REFERENCE AS PART OF EXHIBIT 13.

          (2)  FINANCIAL STATEMENT SCHEDULES

               INDEPENDENT AUDITORS' REPORT-INCORPORATED BY REFERENCE

               SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS -
               YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
               INCORPORATED BY REFERENCE TO EXHIBIT 13.

               NO OTHER SCHEDULES ARE REQUIRED.

          (3)  EXHIBITS

                3   ARTICLES OF INCORPORATION AND BYLAWS*


               13   HOMASOTE COMPANY 2002 ANNUAL REPORT TO
                    STOCKHOLDERS

               99.1 CERTIFICATION OF CHIEF EXECUTIVE OFFICER UNDER
                    18 U.S.C. SECTION 1350,AS ADOPTED PURSUANT TO
                    SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

               99.2 CERTIFICATION OF CHIEF FINANCIAL OFFICER UNDER
                    18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                    SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

               99.3 DEFINITIVE PROXY STATEMENT OF THE COMPANY DATED
                    AUGUST 15, 2003 FILED PURSUANT TO SECTION 14 (A) OF THE SECURITIES EXCHANGE ACT OF 1934.

     (B)       REPORT ON FORM 8-K

               NO REPORTS ON FORM 8-K WERE FILED IN THE THREE
               MONTHS ENDED DECEMBER 31, 2002.

     *PREVIOUSLY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION

                             SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED
THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED,
THEREUNTO DULY AUTHORIZED.

                           HOMASOTE COMPANY
                             (REGISTRANT)

        /S/ WARREN L. FLICKER           /S/ JAMES M. REISER
        WARREN L. FLICKER               JAMES M. REISER
        CHAIRMAN OF THE BOARD AND       VICE PRESIDENT AND
        CHIEF EXECUTIVE OFFICER         CHIEF FINANCIAL OFFICER

        DATE: JULY 28, 2003

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES ON THE DATE INDICATED.


/S/ WARREN FLICKER       CHAIRMAN, CEO       JULY 28, 2003
                          & DIRECTOR

/S/ PETER J. MCELVOGUE   PRESIDENT           JULY 28, 2003

/S/ JAMES M. REISER      VICE PRESIDENT      JULY 28, 2003
                          CFO & DIRECTOR

/S/ JOSEPH A. BRONSARD   DIRECTOR            JULY 28, 2003

/S/ MICHAEL FLICKER      DIRECTOR            JULY 28, 2003

/S/ IRENE T. GRAHAM      DIRECTOR            JULY 28, 2003

/S/ PETER N. OUTERBRIDGE DIRECTOR            JULY 28, 2003

/S/ CHARLES A. SABINO    DIRECTOR            JULY 28, 2003

/S/ NORMAN SHARLIN       DIRECTOR            JULY 28, 2003











                      CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
            SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        I, Warren L. Flicker, certify that:

        1. I have reviewed this annual report on Form 10-K of Homasote Company;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 28, 2003

                                 By: /s/ Warren L. Flicker
                                     Warren L.  Flicker
                                     Chairman of the Board and
                                     Chief Executive Officer




                     CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
            SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        I, James M. Reiser, certify that:

        1. I have reviewed this annual report on Form 10-K of Homasote Company;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 28, 2003

                                 By: /s/ James M. Reiser
                                     James M. Reiser
                                     Vice-President and
                                     Chief Financial Officer



























TO SHAREHOLDERS AND EMPLOYEES                             EXHIBIT 13

Herewith is presented the annual report of Homasote Company for the year ended December 31, 2002. It is evident that the country is facing a year of economic challenge. Our Company's customers in both construction and packaging have expressed their concern over an uncertain business climate.

Homasote's major markets in millboard are multi-family housing and commercial construction, both of which showed periodic signs of growth, but were flat overall for the year. One major export customer was lost, but through the success of our millboard marketing sales effort, comparable volume suffered only slightly. Industrial (Pak-Line(R)) sales were also affected by the loss of a major export account. The loss of these two customers account for the majority of the sales decline in 2002.

On the millboard side, applications of Homasote building products have significantly changed over the last decade. We had traditionally sold our products into commodity applications with declining success due to competitive pressure from pricing and new products. Our products, marketing efforts and sales force now target the specification professional, such as the architectural, design and builder communities. In order to successfully sell to this type of customer, the Company must first have additional fire ratings and code approvals in place as well as third party independent testing to substantiate our marketing claims. We have completed a substantial portion of this transformation.

We proudly promote that our products are made from 100% recycled materials and have a finished product recycled content that is second to none in the building industry. We are also moving towards long-term sustainability through our products, our manufacturing process and our goal to achieve increased energy efficiency, all of which will improve our products life-cycle benefits.

Homasote has an historic opportunity in the market. Our Company is a member of the United States Green Building Council (USGBC), a consensus organization whose mission is to champion the cause of green design in building. The USGBC developed a rating system called LEED (Leadership in Energy & Environmental Design), under which buildings are rated based on six categories: sustainable sites, water efficiency, energy and atmosphere, materials & resources, indoor air quality and innovation & design process. Each category has an accumulated potential point value. A building can achieve a rating based on the number of points it achieves during construction or renovation. Homasote products offer an opportunity to achieve points in several of the six categories mentioned above. There is tremendous momentum and exponential growth in this market, both in the public and private sectors, to achieve a LEED- rated building. Homasote's marketing plan, to be a specification-driven product line and offer unsurpassed environmental advantages, provides an unprecedented opportunity to market our products to the USGBC audience, which consists of architects, design professionals, federal, state and local governments, schools and universities, and the high end private sector, all of whom are focused on sustainable construction.

On the industrial packaging side, we have focused our sales and marketing to provide a product line approach in specific industries such as glass, steel and paper. In the past, we have focused on providing packaging on a job basis, which has been a declining part of our business. Our Staple-Safe(TM) glass strip, is an innovative new product for use as a glass pad during shipping. It is now widely accepted in the market. Both new and existing customers are now stocking this product. A specialized saw has been ordered so smaller lengths can be supplied to our customers, thereby adding value to our strip lines of Staple-Safe(TM) and Homex 300(R). Similar steps have been taken to expand existing product lines in the paper and steel industries. There is also opportunity to use Homasote packaging in the returnable and sustainable packaging markets, which will fit in well with our efforts on the building products side and further enhance our Company's "green" image.

Net sales for 2002 were $25,067,400 versus 2001 sales of $25,721,385, a decrease of $653,985 or 2.5%. Net loss for the year was $(500,411) resulting in diluted net loss per common share of $(1.43). Working capital was $2,448,499, a decrease of $640,505 from the previous year.

Best wishes for a long and happy retirement to Les Kugler who retired at the end of 2002.

We wish to thank our loyal shareholders, directors, officers, management, employees, customers, and suppliers for their continued support.

Warren L. Flicker                            Peter J. McElvogue
Chairman of the Board,                       President
Chief Executive Officer


























Homasote Company and Subsidiary
Consolidated Five Year Highlights
                                                 2002
                                             -----------
Net sales                                  $  25,067,400
Depreciation and amortization              $   1,290,700
Net(loss)earnings                          $    (500,411)
Common shares outstanding
 (weighted average basic and diluted)            348,799
Basic and diluted net (loss) earnings
 per common share                          $       (1.43)
Dividends-declared and paid                $        0.00
Dividends per share                        $        0.00
Working capital                            $   2,448,499
Working capital ratio                              1.7:1
Capital expenditures                       $     861,723
Total assets                               $  17,560,726
Long-term debt, excluding current
 portion                                   $   1,395,833
Stockholders' equity                       $   6,106,967
Common shares outstanding                        348,799
Per share book value of common stock       $       17.51

                                                2001 (a)
                                             -----------
Net sales                                  $  25,721,385
Depreciation and amortization              $   1,279,645
Net (loss) earnings                        $   1,554,771
Common shares outstanding
 (weighted average basic and diluted)            348,799
Basic and diluted net (loss) earnings
 per common share                          $        4.46
Dividends-declared and paid                $      34,880
Dividends per share                        $         .10
Working capital                            $   3,089,004
Working capital ratio                              1.9:1
Capital expenditures                       $   1,355,098
Total assets                               $  20,395,447
Long-term debt, excluding current
 portion                                   $   1,858,333
Stockholders' equity                       $   8,687,931
Common shares outstanding                        348,799
Per share book value of common stock       $       24.91






Homasote Company and Subsidiary
Consolidated Five Year Highlights
                                                2000
                                             -----------
Net sales                                  $  27,744,946
Depreciation and amortization              $   1,262,672
Net (loss) earnings                        $     313,692
Common shares outstanding
 (weighted average basic and diluted)            348,799
Basic and diluted net (loss) earnings
 per common share                          $         .90
Dividends-declared and paid                $      34,880
Dividends per share                        $         .10
Working capital                            $   1,928,925
Working capital ratio                              1.5:1
Capital expenditures                       $   1,519,990
Total assets                               $  19,750,205
Long-term debt, excluding current
 portion                                   $   2,305,833
Stockholders' equity                       $   7,168,040
Common shares outstanding                        348,799
Per share book value of common stock       $       20.55

Homasote Company and Subsidiary
Consolidated Five Year Highlights
                                                 1999
                                             -----------
Net sales                                  $  25,018,201
Depreciation and amortization              $   1,533,583
Net (loss) earnings                        $    (386,820)
Common shares outstanding
 (weighted average basic and diluted)            348,599
Basic and diluted net (loss) earnings
 per common share                          $       (1.11)
Dividends-declared and paid                $        0.00
Dividends per share                        $        0.00
Working capital                            $   2,564,212
Working capital ratio                              1.8:1
Capital expenditures                       $   1,282,412
Total assets                               $  19,560,532
Long-term debt, excluding current
 portion                                   $   2,738,333
Stockholders' equity                       $   6,885,778
Common shares outstanding                        348,599
Per share book value of common stock       $       19.75



Homasote Company and Subsidiary
Consolidated Five Year Highlights

                                                 1998
                                             -----------
Net sales                                  $  24,302,836
Depreciation and amortization              $   1,365,692
Net (loss) earnings                        $    (698,229)
Common shares outstanding
 (weighted average basic and diluted)            348,599
Basic and diluted net (loss) earnings
 per common share                          $       (2.00)
Dividends-declared and paid                $        0.00
Dividends per share                        $        0.00
Working capital                            $   2,902,215
Working capital ratio                              1.6:1
Capital expenditures                       $   1,284,154
Total assets                               $  21,621,616
Long-term debt, excluding current
 portion                                   $   3,155,833
Stockholders' equity                       $   7,272,598
Common shares outstanding                        348,599
Per share book value of common stock       $       20.86

(a) Net earnings and per share amounts include $1,708,472 related to an insurance settlement.

TWO YEAR DIVIDEND AND STOCK PRICE COMPARISON
CASH DIVIDENDS

Quarterly cash dividends for the last two years were as follows:

Quarter        2002      2001
               ----      ----
First       $  0.00   $  0.05
Second         0.00      0.05
Third          0.00      0.00
Fourth         0.00      0.00
               ----      ----
            $  0.00   $  0.10









STOCK PRICES

Quarterly stock prices for the Company's Common Stock for the last two years were as follows:

                    2002                2001
Quarter        High      Low       High      Low
               -----     -----     -----     -----
First        $ 11.50   $ 10.35   $  9.50   $  9.13
Second       $ 11.00   $ 10.10   $ 11.25   $  9.25
Third        $ 10.35   $ 10.00   $ 12.00   $  9.90
Fourth       $ 10.15   $  9.30   $ 11.50   $ 10.10

The Common Stock of the Company is traded over-the-counter.

The number of Stockholders of record of the Company at December 31, 2002 and 2001 is 221 and 223, respectively.


































                  Homasote Company and Subsidiary
               CONSOLIDATED STATEMENTS OF OPERATIONS

                                   Years ended December 31


                                 2002         2001         2000
                              ---------   ----------   ---------

Net sales                  $ 25,067,400 $ 25,721,385 $27,744,946
Cost of sales                19,275,712   19,608,879  20,978,855
                             ----------   ----------  ----------
Gross profit                  5,791,688    6,112 506   6,766,091
Selling, general and
 administrative expenses      6,239,838    6,270,149   6,460,247
                              ---------   ----------  ----------
Operating (loss) income        (448,150)    (157,643)    305,844
Other income (expense):
Gain on sale of assets              900       13,600      27,350
Interest income                  13,369       75,962      65,315
Interest expense                (77,182)    (102,212)   (130,003)
Insurance settlement                ---    1,708,472         ---
Other income                     10,652       16,592      45,186
                             ----------   ----------  ----------
(Loss) earnings before
 income tax expense            (500,411)   1,554,771     313,692
Income tax expense                  ---          ---         ---
                             ----------   ----------  ----------
Net (loss) earnings        $   (500,411)$  1,554,771 $   313,692
                             ==========   ==========  ==========

Basic and diluted net
 (loss) earnings per
 common share              $      (1.43)$       4.46 $       .90
                             ==========   ==========  ==========
Weighted average basic and
 diluted common shares
 outstanding                    348,799      348,799     348,799
                             ==========   ==========  ==========
See accompanying notes to consolidated financial statements.












                       Homasote Company and Subsidiary
                         CONSOLIDATED BALANCE SHEETS

ASSETS
                              December 31,        December 31,
                                  2002               2001
                             ------------         -----------

CURRENT ASSETS:
Cash and cash equivalents    $    210,091       $     927,686
Accounts receivable (net
 of allowance for doubtful
 accounts of $54,270 in 2002
 and $61,392 in 2001)           2,095,099           1,592,103
Inventories                     3,417,984           3,506,725
Deferred income taxes             118,147             190,017
Prepaid expenses and
 other current assets             329,559             255,707
                             ------------         -----------
Total Current Assets            6,170,880           6,472,238

Property, plant and
 equipment, net                10,625,092          11,044,361
Restricted cash                    34,375             223,468
Prepaid benefit plan costs            ---           2,608,035
Intangible pension asset          682,855                 ---
Other assets                       47,524              47,345
                             ------------         -----------
Total Assets                 $ 17,560,726        $ 20,395,447
                             ============         ===========

See accompanying notes to consolidated financial statements.





















LIABILITIES AND STOCKHOLDERS' EQUITY

                              December 31,        December 31,
                                  2002               2001
                             ------------         -----------

CURRENT LIABILITIES:
Short term debt              $    597,000       $     564,000
Current installments of
 long-term debt                   462,500             447,500
Accounts payable                2,138,889           1,895,924
Accrued expenses                  523,992             475,810
                             ------------         -----------
Total Current Liabilities       3,722,381           3,383,234

Long-term debt, excluding
 current installments           1,395,833           1,858,333
Deferred income taxes             118,147             190,017
Obligations under
 benefit plans                  6,217,398           6,083,758
Other liabilities                     ---             192,174
                             ------------         -----------
Total Liabilities              11,453,759          11,707,516
                             ------------         -----------

COMMITMENTS AND CONTINGENCIES
 (notes 4 and 10)

STOCKHOLDERS' EQUITY
Common stock, par value $0.20
 per share; Authorized
 1,500,000 shares;
 issued 863,995 shares            172,799             172,799
Additional paid-in capital        898,036             898,036
Retained earnings              14,627,514          15,127,925
Accumulated other
 comprehensive loss            (2,080,553)                ---
                             ------------         -----------
                               13,617,796          16,198,760
Less cost of common shares in
 treasury, 515,196 shares in
 2002 and 2001
                                7,510,829           7,510,829
                             ------------         -----------
Total Stockholders' Equity      6,106,967           8,687,931
                             ------------         -----------
Total Liabilities and
 Stockholders' Equity        $ 17,560,726       $  20,395,447
                             ============         ===========

See accompanying notes to consolidated financial statements.

                       Homasote Company and Subsidiary
                    CONSOLIDATED STATEMENTS OF CHANGES IN
                             STOCKHOLDERS' EQUITY
                            YEARS ENDED DECEMBER 31

                                              COMMON STOCK
                                              ------------
                                                          PAR
                                          SHARES         VALUE
                                          ------         -----


Balances at January 1, 2000              348,799    $  172,799
 Net earnings                                              ---
Other comprehensive income
Reissuance of 200 shares of
 treasury stock                                            ---
Dividends declared and paid
 ($0.10 per share)                                         ---
                                      ----------    ----------
Balances at December 31, 2000            348,799       172,799
 Net earnings                                              ---
Other comprehensive income
Dividends declared and paid
 ($0.10 per share)                                                   ---
                                      ----------    ----------
Balances at December 31, 2001            348,799       172,799
 Net loss                                                  ---
 Net unrealized change in:
  Minimum pension liability
   adjustment                                              ---
Other comprehensive loss
                                      ----------    ----------
Balances December 31, 2002               348,799    $  172,799
                                      ==========    ==========


                                        ADDITIONAL
                                         PAID IN      RETAINED
                                         CAPITAL      EARNINGS
                                      ----------    -----------

Balances at January 1, 2000           $  898,036    $13,329,222
 Net earnings                                ---        313,692
Other comprehensive income
Reissuance of 200 shares of
 treasury stock                              ---            ---
Dividends declared and paid
 ($0.10 per share)                           ---        (34,880)
                                      ----------    -----------
Balances at December 31, 2000            898,036     13,608,034
 Net earnings                                ---      1,554,771
Other comprehensive income
Dividends declared and paid
 ($0.10 per share)                           ---        (34,880)
                                      ----------    -----------
Balances at December 31, 2001            898,036     15,127,925

 Net loss                                    ---       (500,411)
 Net unrealized change in:
  Minimum pension liability
   adjustment                                ---            ---
Other comprehensive loss
                                      ----------    -----------
Balances December 31, 2002            $  898,036    $14,627,514
                                      ==========    ===========

                                      ACCUMULATED
                                         OTHER
                                     COMPREHENSIVE   TREASURY
                                         LOSS         STOCK
                                      ----------    -----------

Balances at January 1, 2000           $      ---    $(7,514,279)
Net earnings                                 ---            ---
Other comprehensive income
Reissuance of 200 shares of
 treasury stock
Dividends declared and paid                  ---          3,450
   (0.10 per share)
                                      ----------    -----------
Balances at December 31, 2000                ---     (7,510,829)
 Net earnings                                ---            ---
Other comprehensive income
Dividends declared and paid
 ($0.10 per share)                           ---           ---
                                      ----------    ----------
Balances at December 31, 2001                ---    (7,510,829)
 Net loss                                    ---           ---
 Net unrealized change in:
 Minimum pension liability
  adjustment                          (2,080,553)          ---
Other comprehensive loss
                                      ----------    ----------
Balances December 31, 2002           $(2,080,553)  $(7,510,829)
                                      ==========    ==========






                                           TOTAL
                                       STOCKHOLDERS'
                                          EQUITY
                                        -----------

Balances at January 1, 2000            $  6,885,778
 Net earnings                               313,692
                                        -----------
Other comprehensive income                  313,692
Reissuance of 200 shares of
 treasury stock
Dividends declared and paid                   3,450
 (0.10 per share)
                                        -----------
Balances at December 31, 2000             7,168,040
                                        -----------
 Net earnings                             1,554,771
                                        -----------
Other comprehensive income                1,554,771
Dividends declared and paid
 ($0.10 per share)                          (34,880)
                                        -----------
Balances at December 31, 2001             8,687,931
                                        -----------
 Net loss                                  (500,411)
 Net unrealized change in:
 Minimum pension liability
   adjustment                            (2,080,553)
                                        -----------
Other comprehensive loss                 (2,580,964)
                                        -----------
Balances December 31, 2002              $ 6,106,967
                                        ===========

See accompanying notes to consolidated financial statements.




















                            Homasote Company and Subsidiary
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                YEARS ENDED DECEMBER 31

                                 2002          2001         2000
                             -----------   ----------   -----------

Cash flows from operating
 activities:
Net (loss) earnings           $ (500,411)  $ 1,554,771  $  313,692
Adjustments to reconcile net
 (loss) earnings to net cash
 provided by operating
 activities:
Depreciation and amortization  1,290,700     1,279,645   1,262,672
Change in allowance on
 accounts receivable              (7,122)       10,000         ---
Gain on disposal of fixed
 assets                             (900)      (13,600)    (27,350)
Changes in assets and
 liabilities:
(Increase) decrease in
 accounts receivable, net       (495,874)      685,913    (257,926)
Decrease (increase) in
 inventories                      88,741      (582,266)     56,511
(Increase) decrease in prepaid
 expenses and other current
  assets                         (73,852)      (13,184)     41,957
Decrease (increase) in prepaid
 benefit plan costs              527,482      (106,432)   (235,890)
Increase in intangible pension
 asset                          (682,855)          ---         ---
Increase in other assets          (9,887)          ---         ---
Increase (decrease) in accounts
 payable                         242,965      (545,636)    427,137
Increase (decrease) in accrued
 expenses                         48,182      (261,776)     18,460
Increase in obligations under
 benefit plans                   133,640       117,627     119,573
Decrease in other liabilities   (192,174)     (477,012)   (141,636)
                              ----------    ----------   ---------
Net cash provided by operating
 activities                      368,635     1,648,050   1,577,200
                              ----------    ----------   ---------
Cash flows from investing
 activities:
Proceeds from sale of
 equipment                           900        13,600      27,350
Capital expenditures            (861,723)   (1,355,098) (1,519,990)
Decrease in restricted cash      189,093       468,310     128,845
                              ----------    ----------   ---------
Net cash used in investing
 activities                     (671,730)     (873,188) (1,363,795)
                              ----------    ----------  -----------
Cash flows from financing
 activities:
Net proceeds from issuance of
 short-term debt                  33,000       564,000         ---
Repayment of long-term debt     (447,500)     (432,500)   (417,500)
Dividends declared and paid          ---       (34,880)    (34,880)
Proceeds from sale of
 treasury stock                      ---           ---       3,450
                              ----------    ----------  ----------
Net cash (used in) provided by
 financing activities           (414,500)       96,620    (448,930)
                              ----------    ----------  ----------
Net (decrease) increase in
 cash and cash equivalents      (717,595)      871,482    (235,525)
Cash and cash equivalents
 at beginning of year            927,686        56,204     291,729
                              ----------    ----------   ---------

Cash and cash equivalents
 at end of year              $   210,091   $   927,686  $   56,204
                              ==========    ==========   =========
Supplemental disclosures of
 cash flow information:
 Cash paid during the year for:

  Interest                   $    77,182   $   102,212  $  130,003
                              ==========    ==========   =========



See accompanying notes to consolidated financial statements.


























Homasote Company and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 and 2000

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS: Homasote Company is in the business of manufacturing insulated wood fiberboard and polyisocyanurate foam products, and operates in only one industry segment: the manufacture and sale of rigid polyisocyanurate and structural insulating building materials and packing products for industrial customers. Sales in 2002 were distributed as follows: Building material wholesalers and contractors, approximately 72%; industrial manufacturers, approximately 28%; in 2001, building material wholesalers and contractors, approximately 69%; industrial manufacturers, approximately 31%; in 2000, building material wholesalers and contractors, approximately 71%; industrial manufacturers, approximately 29%. The Company's primary basic raw material, wastepaper, is generally readily available from two suppliers with which the Company has purchase contracts that expire in 2009 (see note 10).

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Homasote International Sales Co., Inc. All significant intercompany balances and transactions have been eliminated in consolidation. Homasote International Sales Co., Inc. was dissolved as of December 31, 2002.

CASH AND CASH EQUIVALENTS: The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

INVENTORY VALUATION: Inventories are valued at the lower of weighted average actual cost, which approximates first-in, first-out (FIFO), or market.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost. Depreciation of plant and equipment is computed using the straight-line and various accelerated methods at rates adequate to depreciate the cost of applicable assets over their expected useful lives. Maintenance and repairs are charged to operations as incurred and major improvements are capitalized. The cost of assets retired or otherwise disposed of and the accumulated depreciation thereon is removed from the accounts with any gain or loss realized upon sale or disposal charged or credited to operations.

PRODUCT WARRANTIES: Product warranty costs are accrued when the covered products are delivered to the customer. Product warranty expense is recognized based on the terms of the product warranty and the related estimated costs, considering historical claims expense. Accrued warranty costs are reduced as these costs are incurred and as the warranty period expires. The table below presents the changes in the Company's accrual for product warranties, which is included in accrued expenses, for the year ended December 31, 2002.



Balance at January 1, 2002                         $ 113,621
Accruals for product warranties issued
 during fiscal 2002                                   20,000
Settlements made during the period                   (54,145)
                                                   ---------
Balance at December 31, 2002                       $  79,476
                                                   =========

REVENUE RECOGNITION: Revenue from product sales is recognized when the related goods are shipped and title and risk of loss pass to the buyer. The Company generally has no obligations after the product is shipped except for routine and customary warranties. Consequently, the point at which the Company recognizes revenue is subject to very little judgment and subjectivity.

NET (LOSS) EARNINGS PER COMMON SHARE: Basic net (loss) earnings per common share has been computed by dividing net (loss) earnings by the weighted average number of common shares outstanding during the respective periods. Diluted net (loss) earnings per share is the same as basic net (loss) earnings per common share since the Company has a simple capital structure with only common stock outstanding in 2002, 2001 and 2000.

BUSINESS AND CREDIT CONCENTRATIONS: Sales of the Company's products are dependent upon the economic conditions of the housing and manufacturing industries. Changes in these industries may significantly affect management's estimates and the Company's performance.

The majority of the Company's customers are located in the northeastern United States, with the remainder spread throughout the United States and abroad. Export sales, primarily to Canada and the United Kingdom, accounted for approximately 6% in the year ended December 31, 2002 and 13% and 11% in the years ended December 31, 2001 and 2000, respectively, of the Company's sales. One customer accounted for 10%, 11% and 10% of the Company's sales in 2002, 2001 and 2000, respectively, and 7% and 17% of accounts receivable at December 31, 2002 and 2001,respectively.

The Company estimates an allowance for doubtful accounts based upon the actual payment history of each individual customer. Consequently, an adverse change in the financial condition of a particular customer or the local economy could affect the Company's estimate of its bad debts.

EMPLOYEE BENEFIT PLANS: The Company has a non-contributory pension plan covering substantially all of its employees who meet age and service requirements. Additionally, a supplemental non-contributory plan covers certain key employees of the Company. The Company also provides certain health care and life insurance benefits to retired employees. The net periodic pension costs are recognized as employees render the services necessary to earn pension and post-retirement benefits.

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

IMPAIRMENT OF LONG-LIVED ASSETS:
Long-lived assets, such as property, plant, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is generally based on discounted cash flows.

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in a manner similar to the Company's policy described above. Statement No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted Statement No. 144 on January 1, 2002 and such adoption had no effect on the Company's consolidated financial statements.

RECENTLY ADOPTED ACCOUNTING STANDARDS:
On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. The adoption of SFAS Nos. 141 and 142 did not impact the Company's financial position or results of operations.

On January 1, 2002, the Company adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 did not impact the Company's financial position or results of operations.

On January 1, 2002, the Company adopted the provisions of Emerging Issues Task Force ("EITF") Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" which is codified within EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer". The adoption of EITF No. 00-25 did not impact the Company's financial position or results of operations.

USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas in which the Company makes such estimates include inventory valuation, the valuation of long-lived assets, accounts receivable, deferred tax assets and pension and postretirement benefits. Actual results could differ from those estimates.

RECLASSIFICATIONS: Certain reclassifications have been made to the prior years' financial statements in order to conform with the current year presentation.

NOTE 2-INVENTORIES

The following are the major classes of inventories as of December 31, 2002 and 2001:

                                2002           2001
                              ---------      ---------
          Finished goods    $ 2,777,248    $ 2,670,284
          Work in process        52,484         93,103
          Raw materials         588,252        743,338
                              ---------      ---------
                            $ 3,417,984    $ 3,506,725
                              =========      =========
Inventories include the cost of materials, labor and manufacturing overhead.

















NOTE 3-PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December 31:

                                                       Estimated
                              2002        2001       Useful Lives
                          ----------    ----------   ------------
Land                    $    591,492  $    591,492
Buildings and additions    9,057,465     9,057,465    10-50 years
Machinery and equipment   31,317,297    29,862,918     5-20 years
Office equipment           1,373,903     1,435,474     3-10 years
Automotive equipment         328,005       328,005     3-5  years
Construction in progress      71,326       694,187
                          ----------    ----------
                          42,739,488    41,969,541

Less accumulated
depreciation              32,114,396    30,925,180
                          ----------    ----------
                        $ 10,625,092  $ 11,044,361
                          ==========    ==========

NOTE 4-DEBT

The Company is party to a loan agreement (the "Agreement") and promissory note with the New Jersey Economic Development Authority (the "Authority"). Under the Agreement, the Authority loaned the Company $4,140,000 out of the proceeds from the issuance of the Authority's Economic Growth Bonds (Greater Mercer County Composite Issue) 1996 Series E (the "Bonds") to be used in connection with specified capital expenditures described in the Agreement. Interest is charged at the variable rate of interest due on the Bonds (1.0% to 1.9% in 2002 and 1.1% to 4.3% in 2001).

In connection with the Agreement, the Authority also entered into a trust indenture with a bank (the "Bank") to serve as trustee and tender agent for the loan proceeds. The trust indenture is secured in part by the Agreement and by a direct pay Letter of Credit facility in the face amount of $4,209,000 of which $1,858,333 was outstanding at December 31, 2002. Principal and interest are payable monthly to the trustee in varying amounts through 2006. The Letter of Credit facility, which expires on November 15, 2003, contains financial and other covenants including minimum tangible net worth, cash flow coverage, current ratio and maximum liabilities to tangible net worth (all as defined). The Agreement was amended effective as of November 14, 2002 (the "Amended Agreement"). The Amended Agreement further provides for collateralization of the Letter of Credit facility with substantially all of the Company's assets excluding real property. The Company was not in compliance with the minimum tangible net worth and maximum liabilities to tangible net worth covenants as of December 31, 2002. This noncompliance was primarily attributable to the fluctuation in 2002 in accumulated other comprehensive loss resulting from a significant increase in the minimum pension liability. On April 29, 2003, the Company received a waiver of such non-compliance from the Bank as well as a commitment (the "Commitment") for a prospective amendment to the definition of equity for purposes of the financial covenants. In future periods, the definition of tangible net worth for purposes of covenant calculations will exclude accumulated other comprehensive income or loss attributable to the minimum pension liability. The Commitment further provides for an extension of the Letter of Credit facility through March 31, 2004, provided the Company is in compliance with all financial covenants and certain other conditions as defined. The Amended Agreement, which was further amended on May 29, 2003 (the "May 2003 Amendment"), revises the definition of tangible net worth, in accordance with the Commitment as previously discussed. The May 2003 Amendment also modifies prospectively the covenants relating to tangible net worth, cash flow coverage and current ratio. On July 24, 2003 the Company received from the Bank a waiver respecting the Company's noncompliance as of June 30, 2003 with the Cash Flow Coverage Ratio. Other than such noncompliance as of June 30, 2003, management believes it will be in compliance with the May 2003 amendment through December 31, 2003.

The balance of long-term debt outstanding (including current installments) at December 31, 2002 and 2001 was $1,858,333 and $2,305,833, respectively. The aggregate maturities of long-term debt at December 31, 2002, are as follows: 2003, $462,500; 2004, $477,500;
2005, $493,333; 2006, $425,000.

The Company had a $1.5 million demand note line of credit agreement with the Bank, the expiration of which was November 14, 2002. Interest was payable monthly at the Bank's prime rate less 0.25%. On November 14, 2002 the line of credit was renewed with an expiration date of June 30, 2003. Under the line of credit note, the Company may borrow up to a specified percentage of eligible receivables and inventory, as defined. Interest is payable monthly at the Bank's prime rate (4.25% at December 31, 2002) plus 0.25%. As of December 31, 2002, $597,000 was outstanding under the line of credit. The unused credit available under this facility at December 31, 2002 was $903,000. The line of credit note also provides for an unused line of credit fee of 0.25% per annum. The note provides for prepayments and advances as required to satisfy working capital needs. The note is collateralized by substantially all of the Company's assets excluding real property. On May 29, 2003 the line of credit note was amended and restated to provide for an expiration date of March 31, 2004. All other terms of the note continue as provided in the renewal dated November 14, 2002.

Total interest costs incurred during 2002, 2001 and 2000 were approximately $77,000, $102,000 and $130,000, respectively.

NOTE 5-INCOME TAXES

During 2002, 2001 and 2000, the Company has no current tax (benefit) expense as a result of current losses incurred or utilization of net operating loss carryforwards coupled with a change in the deferred tax valuation allowance which was equal to the change in deferred tax assets and liabilities.



The actual income tax (benefit) expense differs from the amounts computed by applying the U.S. federal income tax rate of 34% to (loss) earnings before income tax (benefit) expense as a result of the following:

                                   2002        2001        2000

                                  -------     -------     -------
Computed "expected" tax
 (benefit) expense             $(170,140)  $ 528,622   $ 106,655
State income taxes, net of
 federal income tax
 (benefit) expense               (24,133)     97,554      21,776
Change in valuation allowance    162,269    (655,943)   (146,419)
Other                             32,004      29,767      17,988
                                 -------     -------     -------
                               $     ---   $     ---   $     ---
                                 =======     =======     =======
The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are presented below:

                                               2002        2001
                                             -------     -------
Deferred tax assets:
Accounts receivable, due to allowance
 for doubtful accounts                    $   21,675  $   24,520
Inventories                                  152,311     154,969
Other liabilities, principally due to
 supplemental pension and post-
 retirement costs                          2,409,267   2,431,979
Nondeductible accrued expenses                31,744      48,233
Net operating loss carryforwards-
 Federal and State                           859,775     521,556
Alternative minimum tax credit                26,000      26,000
                                           ---------   ---------
 Total deferred tax assets                 3,500,772   3,207,257
 Less valuation allowance                 (1,490,327)   (497,085)
                                           ---------   ---------
 Net deferred tax assets                   2,010,445   2,710,172
                                           ---------   ---------
Deferred tax liabilities:
Fixed assets, due to accelerated
 depreciation                              1,814,385   1,668,416
Other assets, due to pension costs           196,060   1,041,756
Other                                            ---         ---
                                           ---------   ---------
 Total deferred tax liabilities            2,010,445   2,710,172

                                           ---------   ---------
 Net deferred tax asset                   $      ---  $      ---
                                           =========   =========

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon this assessment, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of existing valuation allowances at December 31, 2002. The amount of net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

The net change in the total valuation allowance for the years ended December 31, 2002 and 2001 was an increase of $993,242 of which $830,973 relates to the Other Accumulated Comprehensive Loss charged to stockholders' equity and a decrease of ($655,943), respectively. In addition, at December 31, 2002, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $1,811,000 and $4,057,000, respectively, which are available to reduce future income taxes, if any. The net operating loss carryforwards will begin to expire in year 2019 for federal and 2005 for state tax purposes.

NOTE 6-OTHER LIABILITIES

The Company has a noncontributory defined benefit retirement plan (the "Pension Plan") covering all eligible employees. Benefits under the Pension Plan are calculated at a rate of $23.00 per month per year of service, as defined. Additionally, a supplemental non-contributory plan (the "Supplemental Plan") covering certain key employees of the Company provides retirement benefits based upon the employee's compensation, as defined, during the highest five of the last ten consecutive years preceding retirement.

The Company's funding policy for the Pension Plan is to contribute amounts sufficient to meet minimum funding requirements set forth in U.S. employee benefit and tax laws. The Company's policy for funding the Supplemental Plan is to contribute benefits in amounts as determined at the discretion of management. As of December 31, 2002 and 2001, the Supplemental Plan was unfunded.

The Company also provides a portion of certain health care and life insurance benefits for retired employees who have reached the age of 65. Partial benefits were previously provided to early retirees who had not reached the age of 65. The Company's policy is to fund the cost of health care and life insurance benefits for retirees in amounts determined at the discretion of management. As of December 31, 2002 and 2001, the plan was unfunded.

The following table sets forth the Company's defined benefit pension plans' benefit obligations, fair value of assets, funded status and other information:


                                                 2002
                                       Pension          Other
     Change in benefit obligation      Benefits        Benefits
     ----------------------------    -----------     ------------
Benefit obligation at beginning
 of year                             $8,414,014        $2,508,954
Service cost                            156,816            54,530
Interest cost                           587,649           159,749
Plan amendments                             ---        (1,370,064)
Actuarial loss                          408,540         1,237,264
Benefits paid                          (590,105)         (166,267)
                                      ---------         ---------
Benefit obligation at end of year    $8,976,914        $2,424,166
                                      =========         =========

                                                 2001
                                       Pension          Other
     Change in benefit obligation      Benefits        Benefits
     ----------------------------    -----------     ------------
Benefit obligation at beginning
 of year                             $7,803,328        $2,303,756
Service cost                            125,035            60,956
Interest cost                           590,268           173,587
Plan amendments                             ---               ---
Actuarial loss                          505,257           107,581
Benefits paid                          (609,874)         (136,926)
                                      ---------         ---------
Benefit obligation at end of year    $8,414,014        $2,508,954
                                      =========         =========

                                                  2002
                                        Pension         Other
     Change in plan assets              Benefits       Benefits
     -------------------------       -----------     ------------
Fair value of plan assets at
 beginning of year                   $8,175,474        $      ---
Actual return on plan assets           (903,298)              ---
Employer contributions                  146,769           166,267
Administrative expenses                 (53,127)              ---
Benefits paid                          (590,105)         (166,267)
                                      ---------         ---------
Fair value of plan assets at end
 of year                             $6,775,713        $      ---
                                      =========         =========





                                                  2001
                                        Pension         Other
     Change in plan assets              Benefits       Benefits
     -------------------------       -----------     ------------
Fair value of plan assets at
 beginning of year                   $9,092,468        $      ---
Actual return on plan assets           (429,232)              ---
Employer contributions                  171,172           136,926
Administrative expenses                 (49,060)              ---
Benefits paid                          (609,874)         (136,926)
                                      ---------         ---------
Fair value of plan assets at end
 of year                             $8,175,474        $      ---
                                      =========         =========


                                                2002
                                     Pension           Other
Reconciliation of funded status      Benefits         Benefits
-------------------------------     -----------    -------------
Funded status                       $(2,201,201)     $(2,424,166)
Unrecognized transition asset               ---              ---
Unrecognized prior service cost         669,520         (144,141)
Unrecognized actuarial loss (gain)    1,032,409         (386,411)
                                      ---------        ---------
Net amount recognized at year-end   $  (499,272)     $(2,954,718)
                                      =========        =========

                                                 2001
                                       Pension         Other
Reconciliation of funded status        Benefits       Benefits
-------------------------------       -----------   ------------
Funded status                       $  (238,540)    $(2,508,954)
Unrecognized transition asset            (5,543)            ---
Unrecognized prior service cost         754,938       1,214,609
Unrecognized actuarial loss (gain)   (1,052,819)     (1,639,414)
                                      ---------       ----------
Net amount recognized at year-end   $  (541,964)    $(2,933,759)
                                      =========       ==========












                                               2002
Amounts recognized in the
 consolidated balance sheet          Pension          Other
 consist of:                         Benefits        Benefits
-------------------------------     -----------    -------------
Prepaid benefit cost                $       ---      $       ---
Accrued benefit liability            (3,262,680)      (2,954,718)
Intangible asset                        682,855              ---
Accumulated other comprehensive
 income                               2,080,553              ---
                                      ---------       -----------
Net amount recognized at year-end   $  (499,272)     $(2,954,718)
                                      =========       ===========

Other comprehensive income
 attributable to change in additional
 minimum liability recognition      $ 2,080,553              N/A

                                               2001
Amounts recognized in the
 consolidated balance sheet          Pension          Other
 consist of:                         Benefits        Benefits
-------------------------------     -----------    -------------
Prepaid benefit cost                $ 2,608,035      $       ---
Accrued benefit liability            (3,149,999)      (2,933,759)
Intangible asset                            ---              ---
Accumulated other comprehensive
 income                                     ---              ---
                                      ---------       -----------
Net amount recognized at year-end   $  (541,964)    $ (2,933,759)
                                      =========       ===========
Other comprehensive income
 attributable to change in additional
 minimum liability recognition             ---               N/A




















                                                 2002
Additional year-end information
 for plans with benefit obligations    Pension         Other
 in excess of plan assets:             Benefits       Benefits
-------------------------------       -----------   ------------
Benefit obligation                   $ 8,976,914             N/A
Fair value of plan assets              6,775,713             N/A

                                                 2001
Additional year-end information
 for plans with benefit obligations    Pension         Other
 in excess of plan assets:             Benefits       Benefits
-------------------------------       -----------   ------------
Benefit obligation                   $ 1,993,529             N/A
Fair value of plan assets                    ---             N/A

                                                 2002
Additional year-end information
 for pension plans with accumulated
 benefit obligations in excess of      Pension         Other
 plan assets:                          Benefits       Benefits
-------------------------------       -----------   ------------

Projected benefit obligation         $ 8,976,914             N/A
Accumulated benefit obligation         8,692,985             N/A
Fair value of plan assets              6,775,713             N/A



                                                 2001
Additional year-end information
 for pension plans with accumulated
 benefit obligations in excess of      Pension         Other
 plan assets:                          Benefits       Benefits
-------------------------------       -----------   -----------

Projected benefit obligation          $ 1,993,529           N/A
Accumulated benefit obligation          1,775,527           N/A
Fair value of plan assets                     ---           N/A






                                                2002
Components of net periodic benefit     Pension         Other
 cost                                  Benefits       Benefits
-------------------------------       -----------   ------------
Service cost                        $   190,816      $    54,530
Interest cost                           587,649          159,749
Expected return on plan assets         (671,592)             ---
Amortization of transitional
 (asset) obligation                      (5,543)             ---
Amortization of prior service cost       85,418          (11,314)
Recognized actuarial gain               (82,671)         (15,739)
                                      ---------         ---------
Net periodic benefit cost           $   104,077      $   187,226
                                      =========         =========

                                                 2001
Components of net periodic benefit      Pension         Other
cost                                    Benefits       Benefits
-------------------------------       -----------    -----------
Service cost                        $   180,035      $    60,956
Interest cost                           590,268          173,587
Expected return on plan assets         (749,370)             ---
Amortization of transitional
 (asset) obligation                     109,101              ---
Amortization of prior service cost       85,418          142,624
Recognized actuarial gain              (169,328)        (103,998)
                                      ---------         ---------
Net periodic benefit cost           $    46,124      $   273,169
                                      =========         =========

                                                 2000
Components of net periodic benefit     Pension         Other
 cost                                  Benefits       Benefits
-------------------------------       -----------   ------------
Service cost                        $   139,882      $    78,997
Interest cost                           578,487          182,214
Expected return on plan assets         (779,985)             ---
Amortization of transitional
 (asset) obligation                     109,100              ---
Amortization of prior service cost       85,418          165,121
Recognized actuarial gain              (257,042)        (113,550)
                                      ---------         ---------
Net periodic benefit cost           $  (124,140)     $   312,782
                                      =========         =========








                                                 2002
Weighted-Average Assumptions as        Pension         Other
 of December 31                        Benefits       Benefits
-------------------------------       -----------   ------------
Discount rate                              6.75%          6.75%
Expected long-term
 return on plan assets                     8.50%           N/A

                                                 2001
Weighted-Average Assumptions as        Pension         Other
 of December 31                        Benefits       Benefits
-------------------------------       -----------   ------------
Discount rate                              7.25%          7.25%
Expected long-term
 return on plan assets                     8.50%           N/A


                                                 2000
Weighted-Average Assumptions as        Pension         Other
 of December 31                        Benefits       Benefits
-------------------------------       -----------   ------------
Discount rate                              7.75%          7.75%
Expected long-term
 return on plan assets                     8.50%           N/A


Assumed health care cost trend

For measurement purposes, a 12.0% annual rate of increase was assumed for 2003 for Staff (executive class) employees and grandfathered AARP (American Association of Retired Persons) groups. This rate was assumed to decrease gradually to 5.0% in 2017. No trend was assumed for other participant groups.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects at year-end 2002:

                                    One-Percentage- One-Percentage-
                                    Point Increase  Point Decrease
                                    -------------   ------------
Effect on postretirement benefit
 obligation                          $   96,352       $ (82,686)
Effect on total of service and
 interest cost components                11,018          (9,161)


The Company has a voluntary savings plan for which all employees are eligible. The Plan provides for the Company to contribute a minimum of $0.25 for every dollar contributed by employees, up to 4% of their compensation, as defined. Effective November 1, 2000, the Company amended and restated the Savings Plan in its entirety to convert the Savings Plan to a plan that qualifies and meets the requirements under
Section 401(k) of the Internal Revenue Code. Company contributions charged to operations under this Plan amounted to approximately $50,142 in 2002, $60,162 in 2001 and $29,933 in 2000.

NOTE 7-ACCRUED EXPENSES

Accrued expenses as of December 31, 2002 and 2001 consist of the following:
                                        2002        2001
                                      -------     -------
Commissions                         $ 118,138   $  80,281
Payroll                               153,060     131,724
Other                                 252,794     263,805
                                      -------     -------
                                    $ 523,992   $ 475,810
                                      =======     =======

NOTE 8-TREASURY STOCK

The Company has a policy of offering directors, officers, and employees the option to purchase reacquired shares of Homasote Company common stock on the date acquired and at the purchase price paid by the Company. A summary of activity for the years 2002, 2001 and 2000 follows:

             Acquired           Sold        Retained in Treasury
        ----------------    -------------    ------------------
        Shares    Cost      Shares   Cost      Shares      Cost
        ------    ----      ------   ----      ------      ----
2002     2,000  $20,800     2,000  $20,800        ---  $    ---
2001       ---  $   ---       ---  $   ---        ---  $    ---
2000       ---  $   ---       200  $ 3,450        ---  $    ---


NOTE 9-FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, trade accounts receivable, trade accounts payable and accrued expenses are reflected in the consolidated financial statements at carrying value, which approximates fair value due to the short-term nature of these instruments. The carrying value of the Company's borrowings approximates their fair value based on the current rates available to the Company for similar instruments.


NOTE 10-COMMITMENTS AND CONTINGENCIES

The Company's primary basic raw material, wastepaper, is generally readily available from two suppliers with which the Company has purchase contracts that expire in 2009. Under the terms of the contracts, the Company is required to make purchases at a minimum price per ton, as defined, or at the prevailing market price, whichever is greater. The contracts require the Company to purchase all of the wastepaper offered by the suppliers which is generally below the Company's normal usage. Purchases in 2002, 2001 and 2000 aggregated approximately $666,000, $844,000 and $936,000, respectively.

The Company is party to an agreement with a contractor for the construction by the contractor of an on-site co-generation facility to supply substantially all of the Company's electricity requirements and thermal energy for the pulping process. The project cost to the contractor is estimated at approximately $4.2 million. As presently contemplated, the company would lease the facility under an operating lease with a term of ten years. The construction agreement is subject to the Company's obtaining construction and environmental permits and consummation of a definitive leasing agreement. The environmental permit application is currently under review by the New Jersey Department of Environmental Protection. There are no assurances that such agreement or lease will be consummated.

During the normal course of business, the Company is from time to time involved in various claims and legal actions. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

The Company is engaged in a dispute with a former energy supplier regarding the efforts of the supplier to change the method of pricing. The Company has filed a declaratory judgment action in the Superior Court of the State of New Jersey seeking a judgment that the supplier repudiated the contract with the Company by endeavoring to implement a method of pricing that was inconsistent with the provisions of the contract. The defendant has removed the case to the Federal District Court for the District of New Jersey. The supplier filed an answer, affirmative defenses and counterclaim against the Company, seeking damages of $171,000 plus interest and attorney's fees for breach of contract of the natural gas sales contract and for breach of the implied obligation of good faith and fair dealing as well. The matter was tried in June, 2003. Post-trial submissions are due July 18,2003 and August 1, 2003. The Company believes that the outcome of this dispute will not have a material effect on the Company's financial position, results of operations or liquidity.

NOTE 11-INSURANCE SETTLEMENT

As previously reported, on January 24, 2001, the Company received $2,039,286 related to an insurance settlement, which was net of $210,714 due, or potentially due, to an insurance adjuster. The amount due to the adjuster is in dispute. The Company and its bank agreed that $330,814 of the proceeds received were restricted for use under the terms of its loan agreement with the New Jersey Economic Development Authority to pay costs incurred to repair and make certain improvements to the dryer damaged in the fires. Such amount was recorded in restricted cash and other liabilities upon receipt. The balance of the proceeds received, $1,708,472, was recorded in 2001 under other income. The Company is in the process of reinvesting the proceeds of this settlement in like kind assets (as defined by the Internal Revenue Code) and, as such, the proceeds are not currently taxable.
















































                 INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
HOMASOTE COMPANY:

We have audited the accompanying consolidated balance sheets of Homasote Company and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Homasote Company and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/S/ KPMG LLP

March 4, 2003, except as to the second
 paragraph of note 4, which is as of
 July 24, 2003.
Short Hills, New Jersey


















MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This annual report, including our Letter to Shareholders and Employees and this Management's Discussion and Analysis, contains forward-looking statements about the future that are necessarily subject to various risks and uncertainties. These statements are based on the beliefs and assumptions of management and on information currently available to management. These forward-looking statements are identified by words such as "estimates", "expects", "anticipates", "plans", "believes", and other similar expressions.

Factors that could cause future results to differ materially from those expressed in or implied by the forward-looking statements or historical results include the impact or outcome of:
     - events or conditions which affect the building and manufacturing industries in general and the Company in particular, such as general economic conditions, employment levels, inflation, weather, strikes, international unrest, terrorist acts and other factors;
     - competitive factors such as changes in choices regarding structural building materials by architects and builders and packing products by industrial firms;

Although the ultimate impact of the above and other factors are uncertain, these and other factors may cause future operating results to differ materially from results or outcomes we currently seek or expect.

This Annual Report was delayed as the result of the need by the Company to negotiate the modification and extension of its existing bank arrangements, as described under the "Liquidity and Capital Resources" section of this Management's Discussion and Analysis of Financial
Condition and Results of Operations.

RESULTS OF OPERATIONS 2002-2001

The Company's sales are derived from building material wholesalers and industrial manufacturers. Net sales in 2002 decreased by $653,985 or 2.5% to $25,067,400 from $25,721,385. The decrease was attributable in part to deteriorated economic conditions in the packaging industry in general and the closing of plants, and the replacement of Homasote product by a former principal export customer. Additionally, an international customer ceased purchases of private label millboard product from the Company in the fourth quarter of 2001 due to their purchase and conversion of a plant to produce their own product, significantly reducing our sales in the current year period as compared to the prior year. These factors were partially offset by increasing acceptance of the Company's new glass separator product, Staple-Safe(TM) (patent pending) and by improved shipments of the Company's polyisocyanurate and Nova product lines in the current year period.




Gross profit as a percentage of sales decreased to 23.1% in 2002 from 23.8% in 2001. The decrease resulted primarily from production interruptions and inefficiencies due to extended maintenance shutdowns of board making lines and the primary saw operation. These events resulted in abnormally low levels of board production and under-absorption of manufacturing overhead. Significant reductions in the cost of fuel and labor and associated fringe costs as compared to the year earlier period were partially offset by increases in the cost of depreciation and insurance. Decreased demand for product as discussed above also contributed to a reduction of gross profit dollars.

Selling, general and administrative expenses decreased $30,311 from $6,270,149 in 2001 to $6,239,838 in 2002, and as a percentage of sales were 24.9% in 2002 as compared to 24.4% in 2001. The increase in the relative percentage of selling, general and administrative expenses is primarily attributable to the reduced volume of sales in 2001. Decreases in administration, bonus and other compensation were partially offset by increases in the cost of Company-placed advertising and sales incentive programs, increased sales agent commission costs due to the substitution of house accounts with commissionable sales, and professional fees.

Interest income decreased to $13,369 in 2002 as compared to $75,962 in 2001. The decrease in interest income is attributable to lower levels of invested funds received in the insurance settlement during 2001 as discussed below and lower prevailing interest rates.

Interest expense on debt decreased to $77,182 in 2002 from $102,212 in 2001. The decrease is primarily attributable to reductions in the cost of borrowed funds, partially offset by an increase in average borrowings.

As discussed below, in 2001 the Company received an insurance settlement in the amount of $1,708,472. No such proceeds were received in 2002.

Other income decreased to $10,652 in 2002 from $16,592 in 2001 due primarily to decreases in the net price of corrugated paper sold as scrap.

As a result of the foregoing, net loss in 2002 was $(500,411) as compared to net income of $1,554,771 in 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities and bank borrowings are the primary sources of liquidity. Net cash provided by operating activities amounted to $0.4 million in 2002, and $1.6 million in 2001. At December 31, 2002, the Company had working capital of $2,448,499, as compared to $3,089,004 at December 31, 2001, a decrease of $640,505.

Capital expenditures for new and improved facilities and equipment, financed primarily through debt and the insurance proceeds discussed above, were $0.9 million in 2002, $1.4 million in 2001 and $1.5 million in 2000. The Company has estimated capital expenditures for 2003 in the amount of $0.6 million, to implement manufacturing equipment replacement and improvement projects. Such expenditures include the complete overhaul of a production line mold and other Coe Dryer related projects, utilizing in part, funds available from the settlement with its insurance carrier.

Cash flows used in financing activities was $0.4 million in 2002 compared to $0.1 million provided in 2001, primarily as a result of the repayment of long-term debt of $0.4 million.

The Company is party to a loan agreement (the "Agreement") and promissory note with the New Jersey Economic Development Authority (the "Authority"). Under the Agreement, the Authority loaned the Company $4,140,000 out of the proceeds from the issuance of the Authority's Economic Growth Bonds (Greater Mercer County Composite Issue) 1996 Series E (the "Bonds") to be used in connection with specified capital expenditures described in the Agreement. Interest is charged at the variable rate of interest due on the Bonds (1.0% to 1.9% in 2002 and 1.1% to 4.3% in 2001).

In connection with the Agreement, the Authority also entered into a trust indenture with a bank (the "Bank") to serve as trustee and tender agent for the loan proceeds. The trust indenture is secured in part by the Agreement and by a direct pay Letter of Credit facility in the face amount of $4,209,000 of which $1,858,333 was outstanding at December 31, 2002. Principal and interest are payable monthly to the trustee in varying amounts through 2006. The Letter of Credit facility, which expires on November 15, 2003, contains financial and other covenants including minimum tangible net worth, cash flow coverage, current ratio and maximum liabilities to tangible net worth (all as defined). The Agreement was amended effective as of November 14, 2002 (the "Amended Agreement"). The Amended Agreement further provides for collateralization of the Letter of Credit facility with substantially all of the Company's assets excluding real property. The Company was not in compliance with the minimum tangible net worth and maximum liabilities to tangible net worth covenants as of December 31, 2002. This noncompliance was primarily attributable to the fluctuation in 2002 in accumulated other comprehensive loss resulting from a significant increase in the minimum pension liability. On April 29, 2003, the Company received a waiver of such non-compliance from the Bank as well as a commitment (the "Commitment") for a prospective amendment to the definition of equity for purposes of the financial covenants. In future periods, the definition of tangible net worth for purposes of covenant calculations will exclude accumulated other comprehensive income or loss attributable to the minimum pension liability. The Commitment further provides for an extension of the Letter of Credit facility through March 31, 2004, provided the Company is in compliance with all financial covenants and certain other conditions as defined. The Amended Agreement, which was further amended on May 29, 2003 (the "May 2003 Amendment"), revises the definition of tangible net worth, in accordance with the Commitment as previously discussed. The May 2003 Amendment also modifies prospectively the covenants relating to tangible net worth, cash flow coverage and current ratio. On July 24, 2003 the Company received from the Bank a waiver respecting the Company's noncompliance as of June 30, 2003 with the Cash Flow Coverage Ratio. Other than such noncompliance as of June 30, 2003, management believes it will be in compliance with the May 2003 amendment through December 31, 2003.

The Company had a $1.5 million demand note line of credit agreement with the Bank, the expiration of which was November 14, 2002. Interest was payable monthly at the Bank's prime rate less 0.25%. On November 14, 2002 the line of credit was renewed with an expiration date of June 30, 2003. Under the line of credit note, the Company may borrow up to a specified percentage of eligible receivables and inventory, as defined. Interest is payable monthly at the Bank's prime rate (4.25% at December 31, 2002) plus 0.25%. As of December 31, 2002, $597,000 was outstanding under the line of credit. The unused credit available under this facility at December 31, 2002 was $903,000. The line of credit note also provides for an unused line of credit fee of 0.25% per annum. The note provides for prepayments and advances as required to satisfy working capital needs. The note is collateralized by substantially all of the Company's assets excluding real property. On May 29, 2003 the line of credit note was amended and restated to provide for an expiration date of March 31, 2004. All other terms of the note continue as provided in the renewal dated November 14, 2002.

Management believes that cash flows from operations, coupled with its bank credit facilities, are adequate for the Company to meet its obligations through the first quarter of 2004.





















Disclosures About Contractual Obligations and Commercial Commitments:

                             Cash Payments Due by Period

                               Less than     1-3       4-5        After 5
                    Total       1 Year      Years     Years        Years
                   -------      -------   -------    -------      -------
Short-term debt $  597,000   $  597,000  $    ---  $     ---  $      ---
Long-term debt
 including
  current
   installments  1,858,333      462,500  1,395,833        ---         ---
Employment
 contracts       2,392,000      350,000  1,050,000    700,000     292,000
                 ---------    ---------  ---------  ---------  ----------
                $4,847,333   $1,409,500 $2,445,833 $  700,000  $  292,000
                 =========    =========  =========  =========  ==========


In addition to the aforementioned contractual obligations and commercial commitments, the Company has certain benefit plan obligations (see note 6 of the Company's consolidated financial statements) the timing of which is presently unknown and is contingent upon the retirement dates of the respective participants.

The Company is party to an agreement with a contractor for the construction of an on-site co-generation facility to supply substantially all of the Company's electricity requirements and thermal energy for the pulping process. The project cost to the contractor is estimated at approximately $4.2 million, to be financed through an operating lease with a term of ten years. The agreement is subject to the Company's obtaining construction and environmental permits and consummation of a definitive financing agreement. The environmental permit application is currently under review by the New Jersey Department of Environmental Protection. There are no assurances that such agreement or lease will be consummated.

The Company is a party to purchase agreement contracts to purchase readily available wastepaper from two suppliers. Under the terms of the contracts, the Company is required to make purchases at a minimum price per ton, as defined, or at the prevailing market price, whichever is greater. The contracts require the Company to purchase all of the wastepaper offered by the suppliers which is generally below the Company's normal usage. Purchases in 2002, 2001 and 2000 aggregated approximately $666,000, $844,000 and $936,000, respectively. The contracts expire in 2009.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company will adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's consolidated financial statements.

On January 1, 2003, the Company will adopt the provisions of SFAS
No. 146, "Accounting for Costs Associated with Exit or Disposal
Activities".   SFAS No. 146 amends existing accounting rules for these
costs by requiring that a liability be recorded at fair value when incurred. The liability would be reviewed regularly for changes in fair value with adjustments recorded in the consolidated financial statements. SFAS No. 146 also provides specific guidance for lease termination costs and one-time employee termination benefits when incurred as part of an exit or disposal activity. SFAS No. 146 will change the measurement and timing of costs associated with exit and disposal activities initiated after December 31, 2002. The provisions of SFAS No. 146 will be applied prospectively to all such costs, and are not expected to impact the Company's financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". FIN 46 provides guidance on the identification of variable interest entities, entities for which control is achieved through means other than through voting rights, and how to determine whether a variable interest holder should consolidate the variable interest entities. This interpretation applies immediately to all variable interest entities created after January 31, 2003. The effective date for applying FIN 46's consolidation requirements to variable interest entities acquired before February 1, 2003 is the beginning of the Company's third quarter 2003. The Company does not expect the adoption of FIN 46 to have a material impact on the Comany's consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45").
FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance or modification of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a roll-forward of the entity's product warranty liabilities. The Company has adopted the provisions of FIN 45 and has included the required disclosures in Note 1, "Product Warranties". FIN 45 is not expected to have a material effect on the Company's consolidated results of operations and financial position.

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission has issued disclosure guidance for "critical accounting policies". The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Management is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results could differ from those estimates.

The significant accounting policies are described in Note 1 of the notes to consolidated financial statements included in the Company's 2002 Annual Report on Form 10-K. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management considers the following policies to be critical within the SEC definition.

PENSION AND OTHER POSTRETIREMENT BENEFITS

The costs and obligations of the Company's pension and retiree medical plans are calculated using many assumptions to estimate the benefit that the employee earns while working, the amount of which cannot be completely determined until the benefit payments cease. The most significant assumptions, as presented in Other Liabilities (Note 6) in the Notes to Consolidated Financial Statements, include discount rate, expected return on plan assets, mortality rates, future trends in health care costs and future pay increases (Supplemental Plan only). The selection of assumptions is based on historical trends and known economic and market conditions at the time of valuation. Actual results may differ substantially from these assumptions. These differences may significantly impact future pension or retiree medical expenses.

Annual pension and retiree expense is principally the sum of four components: 1) value of benefits earned by employees for working during the year; 2) increase in liability from interest; less 3) expected return on plan assets (Pension Plan only); and 4) other gains and losses as described below. The expected return on plan assets is calculated by applying an assumed long-term rate of return to the fair value of plan assets. In any given year, actual returns can differ significantly from the expected return. Differences between the actual and expected return on plan assets are combined with gains or losses resulting from the revaluation of plan liabilities. Plan liabilities are revalued annually, based on updated assumptions and information about the individuals covered by the plan. The combined gain or loss is generally expensed evenly over the remaining years that employees are expected to work.

If the value of pension plan assets is less than the accumulated pension benefit obligation, accounting standards require a company's balance sheet to include a pension liability equal to the difference. The adjustment to record this additional liability is charged to accumulated other comprehensive loss in stockholders' equity. The Company recorded a charge of $2.1 million to accumulated other comprehensive loss in 2002 to reflect required minimum pension liabilities.

The Company's funding policy for the Pension Plan is to contribute amounts sufficient to meet minimum funding requirements set forth in U.S. employee benefit and tax laws. The Company does not expect cash contributions to the Pension Plan to be required in 2003. The Company's policy for funding the Supplemental Plan and Postretirement Benefit Plan is to contribute benefits in amounts as determined at the discretion of management. As of December 31, 2002 and 2001, these Plans were unfunded.

INVENTORIES

Inventories are valued at the lower of weighted average actual cost, which approximates first-in, first-out (FIFO), or market value and have been reduced by an allowance for excess and obsolete inventories. The estimate is based on management's review of inventories on hand compared to estimated future usage and sales. Cost includes material, labor and manufacturing overhead.

LONG-LIVED ASSETS

Long-lived assets, such as property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

The Company does not have any goodwill or identifiable intangible assets.


DEFERRED INCOME TAX

A portion of the deferred tax assets, which have been recorded by the Company, represent net operating loss carry-forwards. A valuation allowance has been recorded for certain capital losses and other deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon this assessment, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of existing valuation allowances at December 31, 2002. The amount of net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

ACCOUNTS RECEIVABLE

The Company estimates an allowance for doubtful accounts after considering the collectibility of balances due, the credit worthiness of the customer and its current level of business with the customer.
Actual results could differ from these estimates.

INFLATION AND ECONOMY

The Company will continue to maintain a policy of constantly monitoring such factors as product demand and costs, and will adjust prices as these factors and the economic conditions warrant. Management believes the business operations of the Company have been affected by the general decline in the economy.

OTHER DEVELOPMENTS

As of December 31, 2002 the Company ceased the manufacture of foam products at the Company's West Trenton facility. Prior to this date, the Company negotiated a contract to private label these products with another manufacturer. The Company does not expect any change in demand for these products which continue to be sold. The manufacturing assets were fully depreciated. The Company intends to sell these manufacturing assets to third parties in future periods. Gains on these sales, if any, will be recorded in the period sold.

SUMMARIZED (unaudited) QUARTERLY FINANCIAL DATA OF THE COMPANY FOR THE
YEARS 2002 AND 2001 ARE AS FOLLOWS:
                (in thousands of dollars except per share data)

                                      2002
                       -----------------------------------
                       First    Second     Third    Fourth
                       -----     -----     -----     -----
Net sales            $ 6,449   $ 6,387   $ 5,981   $ 6,250
                       =====     =====     =====     =====
Gross profit         $ 1,411   $ 1,870   $ 1,203   $ 1,308
                       =====     =====     =====     =====
Net (loss) earnings  $  (319)$     185 $    (340)$     (26)
                       =====     =====     =====     =====
Basic and diluted net
(loss)earnings
per common share     $ (0.92)  $  0.53    $(0.97)   $(0.08)
                       =====     =====     =====     =====






                                      2001
                       -----------------------------------
                       First    Second     Third    Fourth
                       -----     -----     -----     -----
Net sales            $ 6,868   $ 6,779   $ 6,415   $ 5,659
                       =====     =====     =====     =====
Gross profit         $ 1,450   $ 1,992   $ 1,569   $ 1,101
                       =====     =====     =====     =====
Net (loss) earnings  $ 1,540   $   369   $   (58)  $  (296)
                       =====     =====     =====     =====
Basic and diluted net
(loss) earnings
per common share     $  4.42   $  1.06   $ (0.17)  $ (0.85)
                       =====     =====     =====     =====








































                    INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND STOCKHOLDERS
HOMASOTE COMPANY

Under date of March 4, 2003, except as to the second paragraph of Note 4, which is as of July 24, 2003, we reported on the consolidated balance sheets of Homasote Company and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002 as contained in the 2002 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related Schedule of Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001 and 2000. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/ KPMG LLP

March 4, 2003
Short Hills, New Jersey





























                   Homasote Company and Subsidiary

          Schedule II, Valuation and Qualifying Accounts
            Years Ended December 31, 2002, 2001 and 2000

Col A         Col B      Col C        Col D            Col E


             Balance
               at       Additions        Other
             Beginning   Charged       Additions       Balance
               of          to             or           End of
Description  Period      Expenses  (Subtractions)(a)   Period

Allowance for
 Doubtful
 Accounts

Year  ended
December 31,
 2002       $61,392      $   ---       $  (7,122)     $54,270


Year ended
 December 31,
 2001       $51,392      $10,000             ---      $61,392

Year ended
 December 31,
 2000       $51,392      $   ---             ---      $51,392


(a)  Principally bad debts written-off, less recoveries.





















                                                         Exhibit 99.1

              CERTIFICATION OF CEO PURSUANT TO
                   18 U.S.C. SECTION 1350,
                   AS ADOPTED PURSUANT TO
        SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Homasote Company (the "Company") on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Warren L. Flicker, Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods shown in such report.

Date: July 28, 2003
                                     By: /s/ Warren L. Flicker
                                     Warren L. Flicker
                                     Chairman of the Board and
                                     Chief Executive Officer

                                                         Exhibit 99.2

                CERTIFICATION OF CFO PURSUANT TO
                     18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Homasote Company (the "Company") on Form 10-Q for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James M. Reiser, Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods shown in such report.


Date: July 28, 2003

                                  By: /s/ James M. Reiser
                                      James M. Reiser
                                      Vice-President and
                                      Chief Financial Officer


                                                              Exhibit 99.3
                            SCHEDULE 14A
                           (RULE 14A-101)
                INFORMATION REQUIRED IN PROXY STATEMENT
                        SCHEDULE 14A INFORMATION
               PROXY STATEMENT PURSUANT TO SECTION 14(A)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                       -----------------------

      Filed by the Registrant /X/
      Filed by a Party other than the Registrant / /

      Check the appropriate box:
      / / Preliminary Proxy Statement
      / / Confidential, for Use of the Commission Only (as permitted by
          Rule 14a-6(e)(2))
      /X/ Definitive Proxy Statement
      / / Definitive Additional Materials
      / / Soliciting Material Pursuant to Section240.14a-12

                          HOMASOTE COMPANY
           (Name of Registrant as Specified In Its Charter)

Payment of Filing Fee (Check the appropriate box):

/X/  No fee required.
/ /  Fee computed on table below per Exchange Act Rules 14a-6(i)(4) and
     0-11.
     (1)  Title of each class of securities to which transaction applies:
          ------------------------------------------------------------
     (2)   Aggregate number of securities to which transaction applies:
          ------------------------------------------------------------
   (3) Per unit price or other underlying value of transaction computed pursuant to Exchange Act Rule 0-11 (set forth the amount on which the filing fee is calculated and state how it was determined):
        -------------------------------------------------------------
   (4)  Proposed maximum aggregate value of transaction:
        -------------------------------------------------------------
   (5)  Total fee paid:
        -------------------------------------------------------------

/ /  Fee paid previously with preliminary materials.
/ /  Check box if any part of the fee is offset as provided by Exchange
   Act Rule 0-11(a)(2) and identify the filing for which the
   offsetting fee was paid previously. Identify the previous filing by registration statement number, or the Form or Schedule and the date of its filing.
   (1)  Amount Previously Paid:
        ---------------------------------------------------
   (2)  Form, Schedule or Registration Statement No.:
   (3)  Filing Party:
        ---------------------------------------------------
   (4)  Date Filed:
----------------------------------------------------------------------

                          HOMASOTE COMPANY
                    LOWER FERRY ROAD, PO BOX 7240
                       WEST TRENTON, NJ 08628

              Notice of Annual Meeting of Stockholders

                         September 15, 2003

TO THE STOCKHOLDERS:

The Annual Meeting of Stockholders of Homasote Company will be held at the Office of the Company, 932 Lower Ferry Road, West Trenton, New Jersey, on Monday, September 15, 2003, at 10:00 a.m. for the following purposes:

     1.To elect 9 directors to hold office for one year and until their successors shall be elected and shall qualify, and

     2.To transact such other business as may properly come before the meeting or any adjournment thereof.

Pursuant to the provisions of the Bylaws, the Board of Directors has fixed the close of business on August 1, 2003 as the record date for the determination of the stockholders entitled to notice of and to vote at the meeting and at any adjournments thereof. Only stockholders of record at the close of business on that date will be entitled to notice of and to vote at the meeting. The stock transfer books will not be closed.


                              By Order of the Board of Directors


                              JENNIFER D. BARTKOVICH
                              Secretary
Trenton, New Jersey
August 15, 2003

Whether or not you expect to be present at the meeting, please sign the accompanying Proxy and return it promptly in the enclosed self-addressed envelope, which requires no postage if mailed in the United States, so that your shares may be represented at the meeting.















                           PROXY STATEMENT

This Proxy Statement is furnished in connection with the solicitation by the Board of Directors of Homasote Company (the "Company") of Proxies to be voted at the Annual Meeting of Stockholders of the Company to be held September 15, 2003.

The Company's Annual Report for the year ended December 31, 2002, Notice of Meeting, and a form of Proxy accompany this Proxy Statement. The Proxy may be revoked by the person giving it at any time prior to its use by voting in person at the meeting, by filing a later dated proxy with Jennifer D. Bartkovich, Secretary, Homasote Company, P. O. Box 7240, West Trenton, New Jersey 08628-0240, or by giving written notice of such revocation to the Secretary of the Company.
The mailing address of the Company is P.O. Box 7240, West Trenton, New Jersey 08628-0240. It is anticipated that the Proxy Statement and accompanying Proxy will first be sent to the Stockholders on or about August 15, 2003.


           VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

As of August 1, 2003, the Company had 348,799 shares of outstanding common stock, 20 cents par value, which constitutes all of the outstanding voting securities of the Company. Only holders of common stock of record at the close of business on August 1, 2003, will be entitled to one vote per share on all business of the meeting. Abstentions and any shares as to which a broker or nominee indicates that it does not have discretionary authority to vote on a particular matter will be treated as shares that are present and entitled to vote for purposes of determining the presence of a quorum but as unvoted for purposes of determining whether the approval of stockholders has been obtained with respect to any such matter and thus will have the effect of a vote to "Withhold" in the election of directors.























The following table sets forth certain information as of August 1, 2003, with respect to the only persons known to the Company who beneficially owned more than 5% of the Company's voting securities.

                         Shares of Common Stock        Percent
Name and Address of      of the Company Beneficially    of
Beneficial Owner         Owned Directly or Indirectly  Class


Warren L. Flicker             90,414                    25.92
  14 Pond View Lane
  Titusville, NJ 08560

Michael R. Flicker, Esquire   56,092                    16.08
  120-B Santa Margarita Ave.
  Menlo Park, CA 94025

Estate of Shanley E. Flicker  18,000                     5.16
  18 Edgewood Road
  Yardley, PA 19067

                        ELECTION OF DIRECTORS

The Company currently has nine Directors (Irving Flicker who was formerly a Director, became deceased on May 27, 2002) who were elected for one-year terms and serve until their respective successors are duly elected and qualified. Unless marked to the contrary, it is intended that votes will be cast pursuant to the Proxies hereby solicited for the election of the nine nominees listed in the table below to serve until the Company's Annual Meeting in 2004 and until their respective successors are duly elected and qualified. Each of the nominees listed is currently a Director of the Company, having been elected to serve as a Director at the Company's Annual Meeting in 2002. Directors will be elected by a plurality vote. The Management is informed that all of the nominees are willing to serve as Directors, but if at the time of election any of the nominees should be unavailable for election, a circumstance which is not anticipated by the Board of Directors, the Proxies will be voted for such substituted nominee or nominees as may be designated by the Board of Directors. The following table sets forth certain information with respect to the Directors and Officers of the
Company.   Except as otherwise provided, each of the following executive officers of the Company has served in his or her present capacity or capacities for more than the past five years.










                  NOMINEES FOR ELECTION AS DIRECTORS

                                       Shares of Common Stock
                                       of the Company
                                       Beneficially Owned
                        Year           Directly or       Percent
Name and Principal      Became         Indirectly as of   of
Occupation              Director  Age  August 1, 2003    Class


Joseph A. Bronsard(3)    1995     70      1,100          0.32
 Professional Engineer
 and Consultant, 2002-
 present; Executive Vice
 President, Homasote
 Company, 1995-2001;
 Plant Manager,
 1983-2000

Michael R. Flicker(1)    1983     62     56,092         16.08
 Attorney-at-Law,
 Flicker & Kerin,
 Attorneys at Law,
 Menlo Park, CA, 1990-
 present; Private
 practice of law,
 1969-present

Warren L. Flicker(1,2)   1974     59     90,414         25.92
 Chairman and Chief
 Executive Officer,
 Homasote Company,
 2000-present;
 President and Chief
 Operating Officer,1995-
 2000; Executive Vice
 President, 1979-1994

Irene T. Graham, CPS     2000     81      2,000          0.57
 Corporate Secretary,
 Homasote Company,
 2000; Retired, Former
 Corporate Secretary
 and member of the
 Board of Directors,
 Homasote Company,
 1985-1994







Peter J. McElvogue      2001      40       1,848          0.53
 President, Homasote
 Company, June 2000-
 present; President,
 MMI, manufacturers'
 representative firm,
 Bensalem, PA, 1992-
 June 2000; Building
 Product Manager,
 Homasote Company,
 1986-1991

Peter N. Outerbridge     1960     74       1,363          0.39
 Chairman of the Board,
 Chelston Management
 Ltd., a provider of
 investment holding and
 management services,
 St. John's,
 Newfoundland, Canada,
 1996-present

James M. Reiser, C.P.A.  1999     60       2,742          0.79
 Vice President & Chief
 Financial Officer,
 Homasote Company, March
 1999-present; Controller,
 Trenton Alloy
 Fabricating, Inc., a
 metal fabricator,
 Trenton, NJ, 1996-1999;
 Financial Consultant,
 Tumi Luggage, a
 manufacturer and
 distributor of luggage
 products, Middlesex, NJ,
 1995-1996; Controller,
 York Luggage Co., a
 manufacturer and distributor
 of luggage products
 Lambertville, NJ 1977-1995.

Charles A. Sabino,       1998     63       7,671           2.20
 C.P.A., J.D. Tax
 Consultant, Self-
 Employed, 1997-present;
 Managing Partner,
 KPMG Peat Marwick LLP,
 Princeton, NJ 1967-1997,
 Certified Public
 Accountants for
 the Company





Norman Sharlin           1998     62      2,000           0.57
 President and
 Chief Operating
 Officer, Sharlin
 Lite Corporation of
 America, distributor
 of lighting products,
 Ewing Twp., NJ,
 1978-present

All Directors and Officers as a         165,230          47.37
 group (9) including those named
 above

(1) Michael R. Flicker is the brother of Warren L. Flicker.
(2) Includes shares owned by the Estate of Irving Flicker of which Warren Flicker is an executor and beneficiary.
(3) Joseph A. Bronsard provided consulting services to the Company in 2002 for aggregate fees of $5,188.

                          OTHER INFORMATION

The Board of Directors held four meetings in 2002. With the exception of Michael R. Flicker, Peter Outerbridge and Irving Flicker (deceased May 27, 2002), who attended 50% of the meetings, all of the Directors attended 100% of the meetings. The Directors who are not employees of the Company are each compensated with a retainer fee of $4,000 and, in addition, $500 per Board meeting attended. Directors who are employees of the Company are each compensated with a retainer fee of $1,000, but are not separately compensated for attendance at Board meetings.

Warren L. Flicker, James M. Reiser, and Norman Sharlin are Trustees of The Homasote Foundation, a non-profit corporation which distributes payments made by the Company for charitable and educational purposes. The Homasote Foundation owns 1,052 shares of the common stock of the Company.

The Company does not have a standing Nominating Committee or any standing committee performing a similar function. The functions customarily performed by such a committee are considered the responsibility of the Board of Directors as a whole.

Report of Audit Committee

The Board of Directors of the Company maintains an Audit Committee, the primary functions of which are to assist the Board in fulfilling its responsibility to (i) oversee management's conduct of the Company's financial reporting process, (ii) assist the Board in carrying out its fiduciary duties, and (iii) provide a channel of communication between the Board and the Company's outside auditors. On December 1, 2000, the Board of Directors adopted a written Charter of the Audit Committee.

Since the beginning of 2002, the Audit Committee has done the following:

     (1) reviewed and discussed the audited financial statements of the Company for the year ended December 31, 2002 (the "Audited Financial Statements") with management of the Company,
     (2) discussed with the independent auditors the matters required to be discussed by SAS 61 (Communications with Audit Committees), as may be modified or supplemented, and
     (3) received the written disclosure and the letter from the independent auditors of the Company required by Independence
Standards Board Standard No. 1 (Independence Discussions with Audit Committees), as may be modified or supplemented, and has discussed with the independent auditors their independence.

Based on the review and discussions referred to in items (1) through (3) above, the Audit Committee recommended to the Board of Directors that the Audited Financial Statements be included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, for filing with the Securities and Exchange Commission.

Peter N. Outerbridge, Charles A. Sabino and Norman Sharlin, Directors of the Company, are the members of the Company's Audit Committee, which held two meetings during 2002. Mr. Sabino serves as Chairman of the Audit Committee.

All members of the Audit Committee are independent as defined in Rule 4200(a)(15) of the NASD's listing standards, as such Rule may be modified or supplemented.

Audit And Non-Audit Fees

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Company's Audited Financial Statements for 2002, and fees billed for other services rendered by KPMG LLP.

     Audit Fees, excluding audit related     $80,500
                                              ======
     Financial information systems design
      and implementation fees                $     0
                                              ======
     All other fees:
          Audit related fees (1)             $12,000
          Other non-audit services fees            0
                                              ______
     Total all other fees                    $12,000
                                              ======

(1) Audit related fees consisted of audits of financial statements of certain employee benefit plans.

                       EXECUTIVE COMPENSATION

Compensation for the Company's executive officers is the responsibility of the Board of Directors, based on recommendations of the Company's Compensation Committee. The members of the Compensation Committee are Warren L. Flicker, James M. Reiser and Charles A. Sabino. Each executive officer's salary is based on his specific responsibilities, overall performance, and employment contract when applicable. The Compensation Committee also periodically recommends awards of discretionary bonuses to executive officers. The bonuses are based upon the performance of the individual executive and the financial results of the Company.

The following table sets forth certain information with regard to compensation awarded to, earned by, or paid by the Company in each of the Company's last three fiscal years to (i) the Chief Executive Officer of the Company, and (ii) the two highest compensated executive officers of the Company (other than the Company's Chief Executive Officer) who were serving as executive officers of the Company at December 31, 2002.

                      SUMMARY COMPENSATION TABLE
                         ANNUAL COMPENSATION

                                                Other         All
                                                Annual       Other
Name and Principal    Year Salary    Bonus   Compensation Compensation
Position                                       (1,2)         (3,6)

                           ($)      ($)          ($)          ($)

Warren L. Flicker(4)  2002 210,000      ---       1,000      8,010
Chairman and Chief    2001 210,000   31,500       1,000      8,010
Executive Officer     2000 200,000   40,000       1,000        424

Peter J. McElvogue(5) 2002 150,000      ---       1,000      2,750
President             2001 150,000   15,000       1,000      2,750
                      2000  67,500    3,000         ---        584

James M. Reiser       2002  90,000      ---       1,000      1,548
Vice President and    2001  90,000   18,000       1,000      1,398
Chief Financial       2000  90,000   13,500       1,000        799
Officer



(1) The incremental cost to the Company of perquisites and other personal benefits did not for any year exceed 10% of any named executive's total annual salary and bonus.

(2) Fees paid for service as Directors.

(3) Amounts for 2002 represent (i) Company contributions to its Savings Plan on behalf of Peter J. McElvogue ($1,500) and James M. Reiser ($900), and (ii) amounts paid by the Company for life insurance on Warren L. Flicker ($8010), Peter J. McElvogue ($1250) and James M. Reiser ($648).

(4) The Company has an employment contract with Warren L. Flicker dated and effective as of May 7, 1999, providing for his continued employment in a full-time capacity until May 6, 2009, at an annual salary of $200,000, adjusted biennially for changes in the Consumer Price Index (as defined), with the right to receive such additional executive compensation as may be granted by the Board of Directors of the Company and its subsidiary.

(5) The Company has an employment contract with Peter J. McElvogue dated and effective as of July 1, 2000, providing for his continued employment in a full-time capacity until June 30, 2010, at an annual salary rate in 2000 of $135,000, increasing to $150,000 in 2001, adjusted biennially thereafter for changes in the Consumer Price Index (as defined), with the right to receive such additional executive compensation as may be granted by the Board of Directors of the Company and its subsidiary.

(6) The Company instituted a Supplemental Retirement Plan effective January 1, 1978, for certain key employees. Payment is based on "average annual earnings," which is defined as the average basic earnings in the five calendar years out of the ten calendar years of employment prior to the employee's retirement for which the employee received the highest earnings. As of this date, the Plan is unfunded.
    (Table on next page)

          ANNUAL BENEFIT FOR YEARS OF CREDITED SERVICE
           PRIOR TO REDUCTION FOR SOCIAL SECURITY AND
               COMPANY PROVIDED PENSION BENEFITS

FIVE YEAR
AVERAGE
ANNUAL
EARNINGS

          10 Years  15 Years   20 Years   30 Years   40 Years


$ 50,000  $12,500   $ 18,750   $ 25,000   $ 25,000   $ 25,000
 100,000   25,000     37,500     50,000     50,000     50,000
 150,000   37,500     56,250     75,000     75,000     75,000
 200,000   50,000     75,000    100,000    100,000    100,000
 250,000   62,500     93,750    125,000    125,000    125,000
 300,000   75,000    112,500    150,000    150,000    150,000
 350,000   87,500    131,250    175,000    175,000    175,000


The current years of credited service of the individual set forth in the table above are:
Warren L. Flicker, 37

In November 1975, the Board of Directors adopted a Savings Plan effective April 1, 1976, in which all employees are eligible to participate. Under the Savings Plan, each employee may contribute up to 50% of his or her total monetary compensation, limited to a maximum of $11,000 ($12,000 in 2003). The Savings Plan provides for contributions by the Company of 25% of the first 4% or fraction thereof contributed by each participating employee. Effective November 1, 2000, the Company amended and restated the Savings Plan in its entirety to convert the Savings Plan to a plan that qualifies and meets the requirements under
Section 401(k) of the Internal Revenue Code. Additionally, as of such date, the Company appointed Vanguard Fiduciary Trust Company, Inc. as trustee of the Savings Plan, with funds of the Savings Plan to be invested in those mutual funds of the Vanguard Group selected by the Company's Savings Plan Administrative Committee and as designated by the participating employee.

                        FIVE-YEAR COMPARISONS

PERFORMANCE GRAPH

The following graph compares for the five years ended December 31, 2002, the cumulative total shareholder return on the Company's Common Stock with the cumulative total return on the Lipper Small Company Index and with the cumulative total return on the Russell 2000 Index. The graph assumes that $100 was invested on December 31, 1997, in each of the Company's Common Stock, the Lipper Small Company Index and the Russell 2000 Index, and that all dividends were reinvested.

            INFORMATION CONCERNING THE COMPANY'S AUDITORS

The Board of Directors has not, as of the date hereof, selected the auditors for the fiscal year ending December 31, 2003. KPMG LLP acted as the Company's independent auditors for the fiscal year ended December 31, 2002. A member of the firm of KPMG LLP is expected to be present at the meeting and, if present, will have an opportunity to make a statement if he/she desires to do so and to respond to appropriate questions.

                           OTHER BUSINESS

The Board of Directors does not know of any business to be presented at the Annual Meeting other than that which is specifically referred to in the Proxy and this Proxy Statement. However, if any other matter should properly come before the meeting, it is intended that votes will be cast pursuant to the Proxy in respect thereto in accordance with the best judgment of the persons acting as Proxies.

                        STOCKHOLDER PROPOSALS

Stockholder proposals intended to be presented at the Annual Meeting in 2004 must be received by the Company at its executive offices (please address to the attention of Jennifer D. Bartkovich, Secretary), P.O. Box 7240, West Trenton, New Jersey 08628-0240, for inclusion in the Proxy Statement and form of Proxy relating to that meeting by December 4, 2003. Any such proposal must comply with Rule 14a-8 of Regulation 14A of the Proxy Rules of the Securities and Exchange Commission.

                 EXPENSE OF SOLICITATION OF PROXIES

The cost of this solicitation of Proxies will be borne by the Company. The Proxies will be solicited principally through the use of the mails, but officers and regular employees of the Company may solicit Proxies personally or by telephone or facsimile. The Company reimburses banks, brokerage houses and other custodians, nominees, and fiduciaries for their reasonable expenses in forwarding proxy material to their principals.

A copy of the Company's Annual Report on Form 10-K including the financial statements and schedules thereto is available, without charge, on written request directed to Jennifer D. Bartkovich, Secretary, Homasote Company, P.O. Box 7240, West Trenton, New Jersey 08628-0240.

                              By Order of the Board of Directors

                              JENNIFER D. BARTKOVICH
                              Secretary
August 15, 2003