Form 10-Q
period 2003-03-31
HOMASOTE CO
filed 2003-08-20
CIK 48165

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
               FOR ANNUAL AND TRANSITION REPORTS
           PURSUANT TO SECTIONS 13 OR 15 (D) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                           FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.     (X)Yes     ( )No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act).
           ( )Yes     (X)No

At August 20, 2003, 348,799 shares of common stock of the registrant were outstanding.



Results of Operations
                    Homasote Company
                STATEMENTS OF OPERATIONS

                                    For the three months
                                            ended
                                          March 31,
                                   2003                2002
                                ---------           ---------
                                         (UNAUDITED)

Net sales                     $ 5,347,641         $ 6,449,335
Cost of sales                   4,226,184           5,038,239
                                ---------           ---------
Gross profit                    1,121,457           1,411,096
Selling, general and
 administrative expenses        1,467,674           1,721,516
                                          ---------           ---------
Operating loss                   (346,217)           (310,420)

Other income (expense):
Interest income                     1,263               5,317
Interest expense                  (14,858)            (16,798)
Other income                        4,778               2,509
                                ---------           ---------
                                   (8,817)             (8,972)
                                          ---------           ---------
Loss before income
 tax expense                     (355,034)           (319,392)
Income tax expense                    ---                 ---
                                ---------           ---------
Net loss                      $  (355,034)        $  (319,392)
                                =========           =========
Basic and diluted net loss
 per common share             $     (1.02)        $      (.92)
                               ==========          ==========
Weighted average basic and
 diluted common shares
 outstanding                      348,799             348,799
                               ==========          ==========

See accompanying notes to unaudited financial statements.










                         Homasote Company
                          BALANCE SHEETS

ASSETS
                               March 31,          December 31,
                                 2003                2002
                             ------------         -----------
                              (UNAUDITED)

CURRENT ASSETS

Cash and cash equivalents    $    314,285        $    210,091
Accounts receivable (net
 of allowance for doubtful
 accounts of $57,270 in
 2003 and $54,270 in 2002)      1,810,831           2,095,099
Inventories                     4,033,675           3,417,984
Deferred income taxes             118,147             118,147
Prepaid expenses and
 other current assets             438,408             329,559
                              -----------         -----------
Total Current Assets            6,715,346           6,170,880
                              -----------         -----------
Property, plant and
 equipment, at cost            42,821,973          42,739,488
Less accumulated
 depreciation                  32,442,643          32,114,396
                              -----------         -----------
Net property, plant and
 equipment                     10,379,330          10,625,092

Restricted cash                    35,038              34,375
Intangible pension asset          682,855             682,855
Other assets                       45,097              47,524
                              -----------         -----------
Total Assets                 $ 17,857,666        $ 17,560,726
                              ===========         ===========


                                                  (continued)












LIABILITIES AND STOCKHOLDERS' EQUITY
                                March 31,         December 31,
                                  2003                2002
                             ------------         -----------
                              (UNAUDITED)
CURRENT LIABILITIES

Short term debt              $    884,000         $   597,000
Current installments of
 long-term debt                   466,251             462,500
Accounts payable                2,687,178           2,138,889
Accrued expenses                  446,092             523,992
                              -----------         -----------
Total Current Liabilities       4,483,521           3,722,381

Long-term debt, excluding
 current installments           1,277,082           1,395,833
Deferred income taxes             118,147             118,147
Obligations under
 benefit plans                  6,226,983           6,217,398
                              -----------         -----------
Total Liabilities              12,105,733          11,453,759
                              -----------         -----------
STOCKHOLDERS' EQUITY

Common stock, par value $.20
 per share; authorized
 1,500,000 shares;
 issued 863,995 shares            172,799             172,799
Additional paid-in capital        898,036             898,036
Retained earnings              14,272,480          14,627,514
Accumulated other
 comprehensive loss            (2,080,553)         (2,080,553)
                              -----------         -----------
                               13,262,762          13,617,796
Less cost of common shares in
 treasury, 515,196 shares in
 2003 and 2002                  7,510,829           7,510,829
                              -----------         -----------
Total Stockholders' Equity      5,751,933           6,106,967
                              -----------         -----------
Total Liabilities and
 Stockholders Equity           17,857,666        $ 17,560,726
                              ===========         ===========

See accompanying notes to unaudited financial statements.



                       Homasote Company
          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND
                  YEAR ENDED DECEMBER 31, 2002

                                              ADDITIONAL
                                 COMMON        PAID IN      RETAINED
                                 STOCK         CAPITAL      EARNINGS
                              -----------    ----------    -----------

Balances at January 1, 2002   $  172,799    $  898,036    $15,127,925
 Net loss                                              ---           ---         (500,411)
                              ----------    ----------     ----------
Balances at December 31, 2002    172,799       898,036     14,627,514
 Net loss                            ---           ---       (355,034)
                              ----------    ----------     ----------
Balances March 31, 2003       $  172,799    $  898,036    $14,272,480
                              ==========    ==========     ==========

                              ACCUMULATED
                                 OTHER                       TOTAL
                             COMPREHENSIVE    TREASURY   STOCKHOLDERS'
                                 LOSS           STOCK       EQUITY
                              -----------    ----------    -----------
Balances at January 1, 2002  $       ---    $(7,510,829)  $ 8,687,931
                                                           -----------
Net loss                             ---            ---      (500,411)
 Net unrealized change in:
 Minimum pension liability
  adjustment                  (2,080,553)           ---    (2,080,553)
                                                           -----------
Comprehensive income                                       (2,580,964)
                              ----------     ----------    -----------
Balances at
 December 31, 2002            (2,080,553)    (7,510,829)    6,106,967
                                                           -----------
 Net loss                            ---           ---       (355,034)
                                                           -----------
Comprehensive loss                                           (355,034)
                              ----------    -----------    -----------
Balances at March 31, 2003   $(2,080,553)   $(7,510,829)  $ 5,751,933
                              ==========    ===========    ===========

See accompanying notes to unaudited financial statements.

                           Homasote Company
                       STATEMENTS OF CASH FLOWS

                                    For the three months
                                            ended
                                          March 31,
                                     2003              2002
                                 -----------       -----------
                                          (UNAUDITED)

Cash flows from operating
 activities:
Net loss                         $  (355,034)      $  (319,392)
Adjustments to reconcile net
 loss to net cash provided
 by operating activities:
Depreciation and amortization        330,674           326,835
Change in allowance on
 accounts receivable                   3,000               ---
Changes in assets and liabilities:
Decrease (increase) in accounts
 receivable                          281,268           (68,982)
Increase in inventories             (615,691)         (122,102)
Increase in prepaid expenses
 and other current assets           (108,849)          (61,499)
Increase in accounts payable         548,289           436,528
(Decrease) increase in accrued
 expenses                            (77,900)          136,131
Increase in obligations
 under benefit plans                   9,585            26,359
Decrease in other liabilities            ---           (69,562)
                                   ---------        ----------
Net cash operating activities         15,342           284,316
                                  ----------        ----------
Cash flows from investing
 activities:
Capital expenditures                 (82,485)         (207,267)
(Increase) decrease in
 restricted cash                        (663)           68,847
                                  ----------        ----------
Net cash used in
 investing activities                (83,148)         (138,420)
                                  ----------        ----------
Cash flows from financing
 activities:
Proceeds from issuance of
 short-term debt                     287,000           170,000
Repayment of long-term debt         (115,000)         (111,250)
                                  ----------         ---------

Net cash provided by
 financing activities:               172,000            58,750
                                  ----------         ---------
Net increase in cash and
 cash equivalents                    104,194           204,646
Cash and cash equivalents
 at beginning of period              210,091           927,686
                                  ----------        ----------
Cash and cash equivalents
 at end of period                $   314,285       $ 1,132,332
                                  ==========        ==========
Supplemental disclosures of
 cash flow information:
 Cash paid during the period for:

  Interest                       $    14,858       $    16,798
                                  ==========        ==========

See accompanying notes to unaudited financial statements.
































         NOTES TO UNAUDITED FINANCIAL STATEMENTS FOR THE PERIOD
         ENDED MARCH 31,2003

Note 1. The unaudited financial information of Homasote Company as of March 31, 2003 and for the three-month periods ended March 31, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Article 10 of Regulation S-X. In the opinion of management, all adjustments (none of which were non-recurring) necessary for a fair presentation of such periods have been included. The financial information for the three-month period ended March 30, 2003 is not necessarily indicative of the results of operations that might be expected for the entire year ending December 31, 2003. This unaudited financial information should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Note 2.   INVENTORIES

          The following are the major classes of inventories as of March 31, 2003 and December 31, 2002:

                                        2003           2002
                                     ---------       ---------
               Finished goods.......$3,383,251      $2,777,248
               Work in process......    55,772          52,484
               Raw materials........   594,652         588,252
                                     ---------       ---------
                                    $4,033,675      $3,417,984
                                     =========       =========

          Inventories include the cost of materials, direct labor and manufacturing overhead.

Note 3.   NET LOSS PER COMMON SHARE

          Basic net loss per common share has been computed by dividing net loss by the weighted average number of common shares outstanding during the respective periods. Diluted net loss per share is the same as basic net loss per common share since the Company has a simple capital structure with only common stock outstanding in 2003 and 2002.




Note 4.   DEBT

          The Company is party to a loan agreement (the "Agreement") and promissory note with the New Jersey Economic Development Authority (the "Authority"). Under the Agreement, the Authority loaned the Company $4,140,000 out of the proceeds from the issuance of the Authority's Economic Growth Bonds (Greater Mercer County Composite Issue) 1996 Series E (the "Bonds") to be used in connection with specified capital expenditures described in the Agreement. Interest is charged at the variable rate of interest due on the Bonds (1.15% at March 31, 2003 and 1.65% at December 31, 2002).

          In connection with the Agreement, the Authority also entered into a trust indenture with a bank (the "Bank") to serve as trustee and tender agent for the loan proceeds. The trust indenture is secured in part by the Agreement and by a direct pay Letter of Credit facility in the face amount of $4,209,000 of which $1,743,333 was outstanding at March 31, 2003. Principal and interest are payable monthly to the trustee in varying amounts through 2006. The Letter of Credit facility, which was to expire on November 15, 2003, contains financial and other covenants including minimum tangible net worth, cash flow coverage, current ratio and maximum liabilities to tangible net worth (all as defined). The Agreement was amended effective as of November 14, 2002 (the "Amended Agreement"). The Amended Agreement further provides for collateralization of the Letter of Credit facility with substantially all of the Company's assets excluding real property. The Company was not in compliance with the minimum tangible net worth and maximum liabilities to tangible net worth covenants as of December 31, 2002. This non-compliance was primarily attributable to the fluctuation in 2002 in accumulated other comprehensive loss resulting from a significant increase in the minimum pension liability. On April 29, 2003, the Company received a waiver of such non-compliance as of December 31, 2002 from the Bank. As of March 31, 2003 the Company expected not to be in compliance with the maximum liabilities to tangible net worth covenant. The Company received a waiver of such non-compliance from the Bank. On April 29, 2003 the Company received a commitment (the "Commitment") from the Bank for a prospective amendment to the definition of equity for purposes of the financial covenants. In future periods, the definition of tangible net worth for purposes of covenant calculations will exclude accumulated other comprehensive income or loss attributable to the minimum pension liability. The Commitment further provides for an extension of the Letter of Credit facility through March 31, 2004, provided the Company is in compliance with all financial covenants and certain other conditions as defined. The Amended Agreement, which was further amended on May 29, 2003 (the "May 2003 Amendment"), revises the definition of tangible net worth, in accordance with the Commitment as previously discussed. The May 2003 Amendment also modifies prospectively the covenants relating to tangible net worth, cash flow coverage and current ratio. On July 24, 2003, the Company received from the Bank a waiver with respect to the Company's noncompliance as of June 30, 2003 with the Cash Flow Coverage Ratio. Other than such noncompliance as of June 30, 2003, management believes it will be in compliance with the May 2003 Amendment through March 31, 2004.

          The Company has a $1.5 million demand note line of credit agreement with the Bank which had an expiration date of June 30, 2003. Under the line of credit note, the Company may borrow up to a specified percentage of eligible receivables and inventory as defined. Interest is payable monthly at the Bank's prime rate (4.25% at March 31, 2003) plus 0.25%. As of March 31, 2003,
          $884,000 was outstanding under the line of credit. The unused credit available under this facility at March 31, 2003 was $616,000. The line of credit note also provides for an unused line of credit fee of 0.25% per annum. The note provides for prepayments and advances as required to satisfy working capital needs. The note is collateralized by substantially all of the Company's assets excluding real property. On May 29, 2003 the line of credit note was amended and restated to provide for an expiration date of March 31, 2004. All other terms of the note continued.

          The Company is in the process of seeking replacement financing for its bank credit facilities which expire on March 31, 2004. Management believes that cash flows from operations, coupled with its existing and/or replacement bank credit facilities, will be adequate for the Company to meet its obligations through 2004. However, there can be no assurance that the Company will be able to obtain replacement financing with similar terms to its existing credit facilities, if at all.

Note 5. The Company is engaged in a dispute with a former energy supplier regarding the efforts of the supplier to change the method of pricing. The Company has filed a declaratory judgment action in the Superior Court of the State of New Jersey seeking a judgment that the supplier repudiated the contract with the Company by endeavoring to implement a method of pricing that was inconsistent with the provisions of the contract. The defendant has removed the case to the Federal District Court for the District of New Jersey. The supplier filed an answer, affirmative defenses and counterclaim against the Company, seeking damages of $171,000 plus interest and attorney's fees for breach of contract of the natural gas sales contract and for breach of the implied obligation of good faith and fair dealing as well. The matter was tried in June, 2003. Post-trial submissions were submitted on July 25,2003 and August 8, 2003. The Company believes that the outcome of this dispute will not have a material effect on the Company's financial position, results of operations or liquidity.

Note 6.   RECENT ACCOUNTING PRONOUNCEMENTS

          In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 143, "Accounting for Asset Retirement Obligations". Statement No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted Statement No. 143 on January 1, 2003 and such adoption had no effect on the Company's financial statements.

          In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement requires companies to recognize costs associated with exit or disposal activities when such costs are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by the Emerging Issues Task Force ("EITF") pursuant to Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). Statement No. 146 replaces EITF 94-3. The Company adopted this Statement on January 1, 2003 and will apply it prospectively based on future exit or disposal activity.

          In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Interpretation No. 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to the Company for existing entities on July 1, 2003. The Company has adopted Interpretation No. 46 and such adoption had no effect on the Company's financial statements.

          In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". Interpretation No. 45 elaborates on the disclosure requirements to be made by a guarantor about its obligations under certain guarantees it has issued. It also clarifies that the guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Interpretation No. 45 is effective for guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements for periods ending after December 15, 2002. The Company has adopted Interpretation No. 45 and such adoption had no effect on the Company's financial statements.






















                            FORM 10-Q
                        HOMASOTE COMPANY
                          March 31, 2003

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

This quarterly report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December
31, 2002.

This Form 10-Q filing was delayed as the result of the need by the Company to negotiate the modification and extension of its existing bank arrangements, as described under the "Liquidity and Capital Resources" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

The Company's sales are derived from building material wholesalers and industrial manufacturers. Sales during the three months ended March 31, 2003 decreased by $1,101,694 or 17.1% to $5,347,641 from
$6,449,335 in the three months ended March 31, 2002. The poor sales performance in the first quarter is attributable primarily to the harsh weather conditions experienced in the Northeast and Mid-Atlantic regions, usually strong markets for the Company's products, and in part, to the continuation of deteriorated economic conditions in the packaging industry.

Gross profit as a percentage of sales was 21.0% for the three-month period ended March 31, 2003, as compared to 21.9% for the three-month period ended March 31, 2002. Significant reductions in the cost of labor and associated fringe costs and machinery parts and supplies as compared to the year earlier period were offset by the underabsorption of the Company's fixed costs due to the decreased demand for product.

Selling, general and administrative expenses decreased $253,842 from $1,721,516 for the three months ended March 31, 2002 to $1,467,674 in the three months ended March 31, 2003, and as a percentage of sales were 27.5% in 2003 as compared to 26.7% in 2002. The overall decrease in the amount of selling, general and administrative expenses reflects in part the Company's cost reduction efforts in response to declining sales. Expense reductions were achieved principally in the areas of compensation, advertising and sales incentives.

Interest income decreased to $1,263 for the three-month period ended March 31, 2003, as compared to $5,317 for the three-month period ended March 31, 2002. The decrease in interest income is attributable to lower levels of invested funds and lower prevailing interest rates.

Interest expense on debt decreased to $14,858 for the three-month period ended March 31, 2003, as compared to $16,798 for the three-month period ended March 31, 2002. The decrease is primarily attributable to reductions in the Company's cost of borrowed funds, partially offset by the Company's increase in net borrowings.

As a result of the foregoing, net earnings decreased to a loss of $355,034 for the three-month period ended March 31, 2003, from a net loss of $319,392 for the three-month period ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities and bank borrowings are the primary sources of liquidity. Net cash provided by operating activities amounted to $15 thousand in the three months ended March 31, 2003 and $284 thousand in the three months ended March 31, 2002.

Working capital was $2.2 million at March 31, 2003, as compared to $2.4 million at December 31, 2002, a decrease of $0.2 million, due primarily to the use of funds to finance capital expenditures and for the replacement of long-term debt with additional short term debt.

Capital expenditures for new and improved facilities and equipment, which are financed primarily through internally generated funds and debt, were $0.1 million in the first quarter of 2003. The Company has estimated capital expenditures for the remaining nine months of 2003 in the amount of $0.5 million. Such expenditures include the complete overhaul of a production line mold and other Coe Dryer related projects, utilizing in part, funds available from the 2001 settlement with its insurance carrier.

Cash flows from financing activities were $0.2 million in the first quarter of 2003.

The Company is party to a loan agreement (the "Agreement") and promissory note with the New Jersey Economic Development Authority (the "Authority"). Under the Agreement, the Authority loaned the Company $4,140,000 out of the proceeds from the issuance of the Authority's Economic Growth Bonds (Greater Mercer County Composite Issue) 1996 Series E (the "Bonds") to be used in connection with specified capital expenditures described in the Agreement. Interest is charged at the variable rate of interest due on the Bonds (1.15% at March 31, 2003 and 1.65% at December 31, 2002).

In connection with the Agreement, the Authority also entered into a trust indenture with a bank (the "Bank") to serve as trustee and tender agent for the loan proceeds. The trust indenture is secured in part by the Agreement and by a direct pay Letter of Credit facility in the face amount of $4,209,000 of which $1,743,333 was outstanding at March 31, 2003. Principal and interest are payable monthly to the trustee in varying amounts through 2006. The Letter of Credit facility, which was to expire on November 15, 2003, contains financial and other covenants including minimum tangible net worth, cash flow coverage, current ratio and maximum liabilities to tangible net worth (all as defined). The Agreement was amended effective as of November 14, 2002 (the "Amended Agreement"). The Amended Agreement further provides for collateralization of the Letter of Credit facility with substantially all of the Company's assets excluding real property. The Company was not in compliance with the minimum tangible net worth and maximum liabilities to tangible net worth covenants as of December 31, 2002. This non-compliance was primarily attributable to the fluctuation in 2002 in accumulated other comprehensive loss resulting from a significant increase in the minimum pension liability. On April 29, 2003, the Company received a waiver of such non-compliance as of December 31, 2002 from the Bank. As of March 31, 2003 the Company expected not to be in compliance with the maximum liabilities to tangible net worth covenant. The Company received a waiver of such non-compliance from the Bank. On April 29, 2003 the Company received a commitment (the "Commitment") from the Bank for a prospective amendment to the definition of equity for purposes of the financial covenants. In future periods, the definition of tangible net worth for purposes of covenant calculations will exclude accumulated other comprehensive income or loss attributable to the minimum pension liability. The Commitment further provides for an extension of the Letter of Credit facility through March 31, 2004, provided the Company is in compliance with all financial covenants and certain other conditions as defined. The Amended Agreement, which was further amended on May 29, 2003 (the "May 2003 Amendment"), revises the definition of tangible net worth, in accordance with the Commitment as previously discussed. The May 2003 Amendment also modifies prospectively the covenants relating to tangible net worth, cash flow coverage and current ratio. On July 24, 2003, the Company received from the Bank a waiver with respect to the Company's noncompliance as of June 30, 2003 with the Cash Flow Coverage Ratio. Other than such noncompliance as of June 30, 2003, management believes it will be in compliance with the May 2003 Amendment through March 31, 2004.

The Company has a $1.5 million demand note line of credit agreement with the Bank which had an expiration date of June 30, 2003. Under the line of credit note, the Company may borrow up to a specified percentage of eligible receivables and inventory as defined. Interest is payable monthly at the Bank's prime rate (4.25% at March 31, 2003) plus 0.25%. As of March 31, 2003, $884,000 was outstanding under the line of credit. The unused credit available under this facility at March 31, 2003 was $616,000. The line of credit note also provides for an unused line of credit fee of 0.25% per annum. The note provides for prepayments and advances as required to satisfy working capital needs. The note is collateralized by substantially all of the Company's assets excluding real property. On May 29, 2003 the line of credit note was amended and restated to provide for an expiration date of March 31, 2004. All other terms of the note continued.

The Company is in the process of seeking replacement financing for its bank credit facilities which expire on March 31, 2004. Management believes that cash flows from operation, coupled with its existing and/or replacement bank credit facilities will be adequate for the Company to meet its obligations through 2004. However, there can be no assurance that the Company will be able to obtain replacement financing with similar terms to its existing credit facilities, if at all.

Management believes that cash flows from operations, coupled with its bank credit facilities, are adequate for the Company to meet its obligations through the first quarter of 2004.

During the three-month period ended March 31, 2003, there were no material changes to the Company's contractual obligations or commercial commitments discussed in the Company's Annual Report on Form 10-K.



RECENTLY ISSUED ACCOUNTING STANDARDS

On April 30, 2003, the Financial Accounting Standards Board ("FASB") issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". Statement No. 149 amends Statement No. 133 for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Statement No. 149 also amends certain other existing pronouncements. It will require contracts with comparable characteristics to be accounted for similarly. Statement No. 149 is effective for the Company for contracts entered into or modified after June 30, 2003. Management believes that Statement No. 149 will not have a material impact on the Company's financial statements.

On May 15, 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". Statement No. 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Management believes that Statement No. 150 will not have a material impact on the Company's financial statements.

INFLATION AND ECONOMY

The Company will continue to maintain a policy of constantly monitoring such factors as product demand and costs, and will adjust prices as these factors and the economic conditions warrant. Management believes the business operations of the Company have been affected by the general decline in the economy.

OTHER DEVELOPMENTS

The Company's primary basic raw material, wastepaper, is generally readily available from two suppliers with which the Company has purchase contracts that expire in 2009. Under the terms of the contracts, the Company is required to make purchases at a minimum price per ton, as defined, or at the prevailing market price, whichever is greater. The contracts require the Company to purchase all of the wastepaper offered by the suppliers which is generally below the Company's normal usage. Purchases in the three months ended March 31, 2003 and the three months ended March 31, 2001, aggregated approximately $325,000 and $173,000, respectively.

The Company is engaged in a dispute with a former energy supplier regarding the efforts of the supplier to change the method of pricing. The Company has filed a declaratory judgment action in the Superior Court of the State of New Jersey seeking a judgment that the supplier repudiated the contract with the Company by endeavoring to implement a method of pricing that was inconsistent with the provisions of the contract. The defendant has removed the case to the Federal District Court for the District of New Jersey. The supplier filed an answer, affirmative defenses and counterclaim against the Company, seeking damages of $171,000 plus interest and attorney's fees for breach of contract of the natural gas sales contract and for breach of the implied obligation of good faith and fair dealing as well. The matter was tried in June, 2003. Post-trial submissions were submitted on July 25, 2003 and August 8, 2003. The Company believes that the outcome of this dispute will not have a material effect on the Company's financial position, results of operations or liquidity.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, the Company is exposed to fluctuations in interest rates as the Company seeks debt financing to sustain its operations.

The information below summarizes the Company's market risk associated with its debt obligations as of March 31, 2003. Fair value included herein has been estimated taking into consideration the nature and term of the debt instrument and the prevailing economic and market conditions at the balance sheet date. The table below presents principal cash flows by year of maturity based on the terms of the debt. The variable interest rate disclosed represents the rate at March 31, 2003. Changes in the prime interest rate during fiscal 2003 will have a positive or negative effect on the Company's interest expense. The Company had $2,627,333 of debt outstanding as of March 31, 2003. Further information specific to the Company's debt is presented in note 4 to the unaudited financial statements.











               ESTIMATED    CARRYING      YEAR OF        INTEREST
DESCRIPTION    FAIR VALUE    AMOUNT        MATURITY      RATE

DEMAND NOTE     $  884,000   $  884,000    2003           4.5 %

LONG TERM DEBT
INCLUDING CURRENT
INSTALLMENTS       347,500      347,500      2003
                   477,500      477,500    2004
                   493,333      493,333    2005
                   425,000      425,000    2006
                 _________    _________
                $1,743,333   $1,743,333                   1.15%

ITEM 4.  CONTROLS AND PROCEDURES

As required by Rule 13-a-15 under the Exchange Act, the Company evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company's management including the Company's Chief Executive Officer along with the Company's Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no material changes in the Company's internal control over financial reporting or in other factors, which could materially affect such controls subsequent to the date the Company carried out its evaluation.

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

ITEM 1.  LEGAL PROCEEDINGS

During the normal course of business, the Company is from time to time involved in various claims and legal actions. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

The Company is engaged in a dispute with a former energy supplier regarding the efforts of the supplier to change the method of pricing. The Company has filed a declaratory judgment action in the Superior Court of the State of New Jersey seeking a judgment that the supplier repudiated the contract with the Company by endeavoring to implement a method of pricing that was inconsistent with the provisions of the contract. The defendant has removed the case to the Federal District Court for the District of New Jersey. The supplier filed an answer, affirmative defenses and counterclaim against the Company, seeking damages of $171,000 plus interest and attorney's fees for breach of contract of the natural gas sales contract and for breach of the implied obligation of good faith and fair dealing as well. The matter was tried in June, 2003. Post-trial submissions were submitted on July 25,2003 and August 8, 2003. The Company believes that the outcome of this dispute will not have a material effect on the Company's financial position, results of operations or liquidity.
























ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

      31.1   Certification of Chief Executive Officer pursuant to
18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

      31.2   Certification of Chief Financial Officer pursuant to
18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

      32.1  Certification of Chief Executive Officer under 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2  Certification of Chief Financial Officer under 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K - A form 8-K dated January 30, 2003, reporting under item 5, Other Matters, was filed by the Company.


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

        Date: August 20, 2003













                                                       Exhibit 31.1
                      CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
       SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002, AS AMENDED

     I, Warren L. Flicker, certify that:

      1. I have reviewed this quarterly report of Form 10-Q of Homasote Company;

      2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

      a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation, and

      c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting, and

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


Date: August 20, 2003

                                 By: /s/ Warren L. Flicker
                                     Warren L. Flicker
                                     Chairman of the Board and
                                     Chief Executive Officer





































                                                       Exhibit 31.2
                     CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
       SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002, AS AMENDED

     I, James M. Reiser, certify that:

     1. I have reviewed this quarterly report of Form 10-Q of Homasote Company;

      2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

      3. Based on my knowledge, the financial statements, andother financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

      a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation, and

      c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting, and

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: August 20, 2003
                                 By: /s/ James M. Reiser
                                     James M. Reiser
                                     Vice-President and
                                     Chief Financial Officer






































                                                     Exhibit 32.1

                  CERTIFICATION OF CEO PURSUANT TO
                       18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Homasote Company (the "Company") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Warren L. Flicker, Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods shown in such report.


Date: August 20, 2003
                                     By: /s/ Warren L. Flicker
                                     Warren L. Flicker
                                     Chairman of the Board and
                                     Chief Executive Officer























                                                     Exhibit 32.2

                CERTIFICATION OF CFO PURSUANT TO
                     18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Homasote Company (the "Company") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James M. Reiser, Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods shown in such report.

Date: August 20, 2003

                                    By: /s/ James M. Reiser
                                    James M. Reiser
                                    Vice-President and
                                    Chief Financial Officer