Form 10-Q
period 2003-06-30
HOMASOTE CO
filed 2003-08-21
CIK 48165

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

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

At August 21, 2003, 348,799 shares of common stock of the registrant were outstanding.

Results of Operations
                                Homasote Company
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                    For the three months     For the six months
                           ended                    ended
                          June 30,                 June 30,
                       2003        2002       2003        2002
                    ---------   ---------  ----------  ----------

Net sales         $ 6,104,821 $ 6,387,251 $11,452,462 $12,836,586
Cost of sales       4,922,488   4,516,813   9,148,672   9,555,052
                    ---------   ---------  ----------  ----------
Gross profit        1,182,333   1,870,438   2,303,790   3,281,534
Selling, general
 and administrative
 expenses           1,303,070   1,670,040   2,770,744   3,391,556
                    ---------   ---------  ----------  ----------
Operating (loss)
 income              (120,737)    200,398    (466,954)   (110,022)

Other income (expense):
 Interest income          622       4,070       1,885       9,387
 Interest expense     (15,404)    (22,216)    (30,262)    (39,014)
 Other income           4,769       3,153       9,547       5,662
                    ---------   ---------  ----------  ----------
                      (10,013)    (14,993)    (18,830)    (23,965)
                    ---------   ---------  ----------  ----------
(Loss) income
 before income tax   (130,750)    185,405    (485,784)   (133,987)
 expense
Income tax expense        ---         ---         ---         ---
                    ---------   ---------  ----------  ----------
Net (loss) income   $(130,750)  $ 185,405 $  (485,784) $ (133,987)
                    =========   =========  ==========  ==========
Basic and diluted
 net (loss) income
 per common share  $    (0.37) $      .53  $    (1.39) $    (0.38)
                   ==========  ==========  ==========  ==========
Weighted average basic
 and diluted common
 shares outstanding   348,799     348,799     348,799     348,799
                   ==========  ==========  ==========  ==========

See accompanying notes to unaudited financial statements.

                              Homasote Company
                               BALANCE SHEETS

ASSETS
                               June 30,           December 31,
                                 2003                2002
                             ------------         -----------
                              (UNAUDITED)

CURRENT ASSETS

Cash and cash equivalents    $    247,887        $    210,091
Accounts receivable (net
 of allowance for doubtful
 accounts of $46,273 in
 2003 and $54,270 in 2002)      2,000,086           2,095,099
Inventories                     3,266,206           3,417,984
Deferred income taxes             118,147             118,147
Prepaid expenses and
 other current assets             488,253             329,559
                              -----------         -----------
Total current assets            6,120,579           6,170,880
                              -----------         -----------
Property, plant and
 equipment, at cost            41,138,900          42,739,488
Less accumulated
 depreciation                  30,947,730          32,114,396
                              -----------         -----------
Net property, plant and
 equipment                     10,191,170          10,625,092

Restricted cash                    35,038              34,375
Intangible pension asset          682,855             682,855
Other assets                       42,670              47,524
                              -----------         -----------
Total Assets                 $ 17,072,312        $ 17,560,726
                              ===========         ===========


                                                  (continued)









LIABILITIES AND STOCKHOLDERS' EQUITY

                                June 30,          December 31,
                                  2003               2002
                             ------------         -----------
                              (UNAUDITED)

CURRENT LIABILITIES

Short-term debt              $    722,000        $    597,000
Current installments of
 long-term debt                   470,002             462,500
Accounts payable                2,298,928           2,138,889
Accrued expenses                  446,461             523,992
                              -----------         -----------
Total Current Liabilities       3,937,391           3,722,381

Long-term debt, excluding
 current installments           1,158,331           1,395,833
Deferred income taxes             118,147             118,147
Obligations under
 benefit plans                  6,237,260           6,217,398
                              -----------         -----------
Total Liabilities              11,451,129          11,453,759
                              -----------         -----------
STOCKHOLDERS' EQUITY

Common stock, par value $.20
 per share; authorized
 1,500,000 shares;
 issued 863,995 shares            172,799             172,799
Additional paid-in capital        898,036             898,036
Retained earnings              14,141,730          14,627,514
Accumulated other
 comprehensive loss            (2,080,553)         (2,080,553)
                              -----------         -----------
                               13,132,012          13,617,796
Less cost of common shares in
 treasury, 515,196 shares in
 2003 and 2002                  7,510,829           7,510,829
                              -----------         -----------
Total Stockholders' Equity      5,621,183           6,106,967
                              -----------         -----------
Total Liabilities and
 Stockholders' Equity        $ 17,072,312        $ 17,560,726
                              ===========         ===========

See accompanying notes to unaudited financial statements.

                         Homasote Company
          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND
                  YEAR ENDED DECEMBER 31, 2002

                                              ADDITIONAL
                                 COMMON        PAID IN      RETAINED
                                 STOCK         CAPITAL      EARNINGS
                              -----------    ----------    -----------

Balances at January 1, 2002   $  172,799    $  898,036    $15,127,925
 Net loss                                              ---           ---         (500,411)
                              ----------    ----------     ----------
Balances at December 31, 2002    172,799       898,036     14,627,514
 Net loss                            ---           ---       (485,784)
                              ----------    ----------     ----------
Balances June 30, 2003        $  172,799    $  898,036    $14,141,730
                              ==========    ==========     ==========

                              ACCUMULATED
                                 OTHER                       TOTAL
                             COMPREHENSIVE    TREASURY   STOCKHOLDERS'
                                 LOSS           STOCK       EQUITY
                              -----------    ----------    -----------

Balances at January 1, 2002  $       ---    $(7,510,829)  $ 8,687,931
                                                           -----------
Net loss                             ---            ---      (500,411)
 Net unrealized change in:
 Minimum pension liability
  adjustment                  (2,080,553)           ---    (2,080,553)
                                                           -----------
Comprehensive income                                       (2,580,964)
                              ----------     ----------    -----------
Balances at
 December 31, 2002            (2,080,553)    (7,510,829)    6,106,967
                                                           -----------
 Net loss                            ---           ---       (485,784)
                                                           -----------
Comprehensive loss                                           (485,784)
                              ----------    -----------    -----------
Balances at June 30, 2003    $(2,080,553)   $(7,510,829)  $ 5,621,183
                              ==========    ===========    ===========

See accompanying notes to unaudited financial statements.

                                   Homasote Company
                                STATEMENTS OF CASH FLOWS
                           FOR THE SIX MONTHS ENDED JUNE 30,

                                     2003                2002
                                 -----------         -----------
                                           (UNAUDITED)

Cash flows from operating
 activities:
Net loss                          $ (485,784)        $  (133,987)
Adjustments to reconcile net
 loss to net cash provided
 by operating activities:
Depreciation and amortization        661,348             653,669
Change in allowance on
 accounts receivable                  (7,997)                ---
Gain on disposal of fixed
 assets                              (62,500)                ---
Changes in assets and liabilities:
Decrease (increase) in accounts
 receivable                          103,010            (188,834)
Decrease (increase) in inventories   151,778            (489,632)
Increase in prepaid expenses
 and other current assets           (158,694)            (32,144)
Decrease in other assets                 ---                 425
Increase in accounts payable         160,039             184,262
(Decrease) increase in accrued
 expenses                            (77,531)            116,438
Increase in obligations under
 benefit plans                        19,862              52,967
Decrease in other liabilities            ---             (69,562)
                                   ----------          ----------
Net cash provided by
 operating activities                303,531              93,602
                                   ----------          ----------
Cash flows from investing
 activities:
Proceeds from sale of
 equipment                            62,500                 ---
Capital expenditures                (222,572)           (751,430)
(Increase) decrease in
  restricted cash                       (663)             67,559
                                   ----------          ---------

                                                       (Continued)


Net cash used in investing
 activities                         (160,735)           (683,871)
                                   ----------          ----------
Cash flows from financing
 activities:
Proceeds from issuance of
 short-term debt                     125,000             443,000
Repayment of long-term debt         (230,000)           (222,500)
                                  ----------           ---------
Net cash (used in) provided by
 financing activities               (105 000)            220,500
                                  ----------           ---------
Net increase (decrease)
 in cash and cash
 equivalents                          37,796            (369,769)
Cash and cash equivalents
 at beginning of period              210,091             927,686
                                  ----------          ----------
Cash and cash equivalents
 at end of period                $   247,887         $   557,917
                                  ==========          ==========
Supplemental disclosures of
 cash flow information:
Cash paid during the period for:

  Interest                       $    30,262         $    39,014
                                  ==========          ==========

See accompanying notes to unaudited financial statements.





















          NOTES TO UNAUDITED FINANCIAL STATEMENTS FOR THE
          PERIOD ENDED JUNE 30, 2003

Note 1. The unaudited financial information of Homasote Company as of June 30, 2003 and for the three and six-month periods ended June 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Article 10 of Regulation S-X. In the opinion of management, all adjustments (none of which were non-recurring) necessary for a fair presentation of such periods have been included. The financial information for the three and six-month periods ended June 30, 2003 is not necessarily indicative of the results of operations that might be expected for the entire year ending December 31, 2003. This unaudited financial information should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Note 2.   INVENTORIES

           The following are the major classes of inventories as of June 30, 2003 and December 31, 2002:

                                        2003           2002
                                     ---------       ---------
               Finished goods.......$2,657,499     $ 2,777,248
               Work in process......    63,301          52,484
               Raw materials........   545,406         588,252
                                     ---------      ----------
                                    $3,266,206     $ 3,417,984
                                     =========      ==========
          Inventories include the cost of materials, direct labor and manufacturing overhead.

Note 3.   NET LOSS PER COMMON SHARE

          Basic net loss per common share has been computed by dividing net loss by the weighted average number of common shares outstanding during the respective periods. Diluted net loss per share is the same as basic net loss per common share since the Company has a simple capital structure with only common stock outstanding in 2003 and 2002.







Note 4.   DEBT

          The Company is party to a loan agreement (the "Agreement") and promissory note with the New Jersey Economic Development Authority (the "Authority"). Under the Agreement, the Authority loaned the Company $4,140,000 out of the proceeds from the issuance of the Authority's Economic Growth Bonds (Greater Mercer County Composite Issue) 1996 Series E (the "Bonds") to be used in connection with specified capital expenditures described in the Agreement. Interest is charged at the variable rate of interest due on the Bonds (1.0% at June 30, 2003 and 1.65% at December 31, 2002).

          In connection with the Agreement, the Authority also entered into a trust indenture with a bank (the "Bank") to serve as trustee and tender agent for the loan proceeds. The trust indenture is secured in part by the Agreement and by a direct pay Letter of Credit facility in the face amount of $4,209,000, of which $1,628,333 was outstanding at June 30, 2003. Principal and interest are payable monthly to the trustee in varying amounts through 2006. The Letter of Credit facility, which was to expire on November 15, 2003, contains financial and other covenants including minimum tangible net worth, cash flow coverage, current ratio and maximum liabilities to tangible net worth (all as defined). The Agreement was amended effective as of November 14, 2002 (the "Amended Agreement"). The Amended Agreement further provides for collateralization of the Letter of Credit facility with substantially all of the Company's assets excluding real property. The Company was not in compliance with the minimum tangible net worth and maximum liabilities to tangible net worth covenants as of December 31, 2002. This non-compliance was primarily attributable to the fluctuation in 2002 in accumulated other comprehensive loss resulting from a significant increase in the minimum pension liability. On April 29, 2003, the Company received a waiver of such non-compliance as of December 31, 2002 from the Bank. As of March 31, 2003 the Company expected to not be in compliance with the maximum liabilities to tangible net worth covenant. The Company received a waiver of such non-compliance from the Bank. On April 29, 2003 the Company received a commitment (the "Commitment") from the Bank for a prospective amendment to the definition of equity for purposes of the financial covenants. In future periods, the definition of tangible net worth for purposes of covenant calculations will exclude accumulated other comprehensive income or loss attributable to the minimum pension liability. The Commitment further provides for an extension of the Letter of Credit facility through March 31, 2004, provided the Company is in compliance with all financial covenants and certain other conditions as defined. The Amended Agreement, which was further amended on May 29, 2003 (the "May 2003 Amendment"), revises the definition of tangible net worth, in accordance with the Commitment as previously discussed. The May 2003 Amendment also modifies prospectively the covenants relating to tangible net worth, cash flow coverage and current ratio. On July 24, 2003 the Company received from the Bank a waiver with respect to the Company's noncompliance as of June 30, 2003 with the Cash Flow Coverage Ratio. Other than such noncompliance as of June 30, 2003, management believes it will be in compliance with the May 2003 Amendment through March 31, 2004.

          The Company has a $1.5 million demand note line of credit agreement with the Bank which had an expiration date of June 30, 2003. Under the line of credit note, the Company may borrow up to a specified percentage of eligible receivables and inventory as defined. Interest is payable monthly at the Bank's prime rate (4.0% at June 30, 2003) plus 0.25%. As of June 30, 2003, $722,000 was outstanding under the line of credit. The unused credit available under this facility at June 30, 2003 was $778,000. The line of credit note also provides for an unused line of credit fee of 0.25% per annum. The note provides for prepayments and advances as required to satisfy working capital needs. The note is collateralized by substantially all of the Company's assets excluding real property. On May 29, 2003 the line of credit note was amended and restated to provide for an expiration date of March 31, 2004. All other terms of the note continued.

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

                               FORM 10-Q
                            HOMASOTE COMPANY
                             June 30, 2003

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

RESULTS OF OPERATIONS

The Company's sales are derived from building material wholesalers and industrial manufacturers. Sales during the three months ended June 30, 2003 decreased by $282,430 or 4.4% to $6,104,821, from $6,387,251 in the three months ended June 30, 2002. Sales for the six month period ended June 30, 2003 decreased by $ 1,384,124 or 10.8% to $11,452,462, from
$12,836,586 in the six months ended June 30, 2002. The poor sales performance during the three and six month periods is attributable primarily to the harsh and unusual weather conditions experienced well into the second quarter of 2003 in the Northeast and Mid-Atlantic regions, usually strong markets for the Company's products, and in part, to the continuation of deteriorated economic conditions in the packaging industry.

Gross profit as a percentage of sales, was 19.4% and 29.3%, respectively, for the three-month periods ended June 30, 2003 and 2002 and 20.1% and 25.6%, respectively, for the six-month periods ended June 30, 2003 and 2002. The substantially lower levels of gross profit in the second quarter and for the first six months of 2003, as compared to the year earlier period, are due primarily to the underabsorption of the Company's fixed plant costs, resulting from a severe curtailment of production to balance inventory levels and the lack of demand for product. Inventories at June 30, 2003, exclusive of raw materials, are $2.7 million as compared to $3.2 million at June 30, 2002. Significant reductions in plant overhead, including the cost of labor and associated fringe costs and machine repairs, parts and supplies and a 2% increase in millboard product pricing to customers during the second quarter of the current year, were offset by the increased price of fuel oil and natural gas.

Selling, general and administrative expenses as a percentage of sales were 21.3% and 26.1%, respectively, for the three-month periods ended June 30, 2003 and 2002 and 24.2% and 26.4%, respectively, for the six-month periods ended June 30, 2003 and 2002. Selling, general and administrative expenses decreased to $1,303,070 for the three-month period ended June 30, 2003, as compared to $1,670,040 for the three-month period ended June 30, 2002 and to $2,770,744 for the six-month period ended June 30, 2003, as compared to $3,391,556 for the six-month period ended June 30, 2002. The overall decrease in the amount of selling, general and administrative expenses reflects in part the Company's cost reduction efforts in response to declining sales.
Expense reductions were achieved principally in the areas of compensation and related fringe costs, sales agent commission costs, advertising and sales incentives. Additionally, In the second quarter of 2003, the Company realized a gain of $62,500 from the sale of fully depreciated manufacturing equipment used in its discontinued foam products operation.

Interest expense on debt decreased to $15,404 for the three-month period ended June 30, 2003, as compared to $22,216 for the three-month period ended June 30, 2002 and to $30,262 for the six-month period ended June 30, 2003, as compared to $39,014 for the six-month period ended June 30, 2002. The decrease is primarily attributable to reductions in the Company's cost of borrowed funds, partially offset by the Company's increase in net borrowings.

As a result of the foregoing, net losses were $(130,750) and $(485,784), respectively, for the three and six-month periods ended June 30, 2003, as compared to net income of $185,405 and net loss of $(133,987), respectively, for the three and six month periods ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities and bank borrowings are the primary sources of liquidity. Net cash provided by operating activities amounted to $0.3 million and $0.1 million in the six-month periods ended June 30, 2003 and 2002, respectively.

Working capital was $2.2 million at June 30, 2003, as compared to $2.4 million at December 31, 2002, a decrease of $0.2 million, due primarily to the use of funds to finance capital expenditures and for the replacement of long-term debt with additional short term debt.

Capital expenditures for new and improved facilities and equipment, which are financed primarily through internally generated funds and debt, were $0.2 million in the first six months of 2003. The Company has estimated capital expenditures for the remaining six (6) months of 2003 in the amount of $0.4 million. Such expenditures include the complete overhaul of a production line mold and other Coe Dryer related projects, utilizing in part, funds available from the settlement with its insurance carrier.

Cash flows used in financing activities amounted to $0.1 million in 2003, primarily as a result of the increase in net borrowings of $0.1 million during the period ended June 30, 2003.

The Company is party to a loan agreement (the "Agreement") and promissory note with the New Jersey Economic Development Authority (the "Authority"). Under the Agreement, the Authority loaned the Company $4,140,000 out of the proceeds from the issuance of the Authority's Economic Growth Bonds (Greater Mercer County Composite Issue) 1996 Series E (the "Bonds") to be used in connection with specified capital expenditures described in the Agreement. Interest is charged at the variable rate of interest due on the Bonds (1.0% at June 30, 2003 and 1.65% at December 31, 2002).

In connection with the Agreement, the Authority also entered into a trust indenture with a bank (the "Bank") to serve as trustee and tender agent for the loan proceeds. The trust indenture is secured in part by the Agreement and by a direct pay Letter of Credit facility in the face amount of $4,209,000, of which $1,628,333 was outstanding at June 30, 2003. Principal and interest are payable monthly to the trustee in varying amounts through 2006. The Letter of Credit facility, which was to expire on November 15, 2003, contains financial and other covenants including minimum tangible net worth, cash flow coverage, current ratio and maximum liabilities to tangible net worth (all as defined). The Agreement was amended effective as of November 14, 2002 (the "Amended Agreement").The Amended Agreement further provides for collateralization of the Letter of Credit facility with substantially all of the Company's assets excluding real property. The Company was not in compliance with the minimum tangible net worth and maximum liabilities to tangible net worth covenants as of December 31, 2002. This non-compliance was primarily attributable to the fluctuation in 2002 in accumulated other comprehensive loss resulting from a significant increase in the minimum pension liability. On April 29, 2003, the Company received a waiver of such non-compliance as of December 31, 2002 from the Bank. As of March 31, 2003 the Company expected to not be in compliance with the maximum liabilities to tangible net worth covenant. The Company received a waiver of such non-compliance from the Bank. On April 29, 2003 the Company received a commitment (the "Commitment") from the Bank for a prospective amendment to the definition of equity for purposes of the financial covenants. In future periods, the definition of tangible net worth for purposes of covenant calculations will exclude accumulated other comprehensive income or loss attributable to the minimum pension liability. The Commitment further provides for an extension of the Letter of Credit facility through March 31, 2004, provided the Company is in compliance with all financial covenants and certain other conditions as defined. The Amended Agreement, which was further amended on May 29, 2003 (the "May 2003 Amendment"), revises the definition of tangible net worth, in accordance with the Commitment as previously discussed. The May 2003 Amendment also modifies prospectively the covenants relating to tangible net worth, cash flow coverage and current ratio. On July 24, 2003 the Company received from the Bank a waiver with respect to the Company's noncompliance as of June 30, 2003 with the Cash Flow Coverage Ratio. Other than such noncompliance as of June 30, 2003, management believes it will be in compliance with the May 2003 amendment through March 31, 2004.

The Company has a $1.5 million demand note line of credit agreement with the Bank which had an expiration date of June 30, 2003. Under the line of credit note, the Company may borrow up to a specified percentage of eligible receivables and inventory as defined. Interest is payable monthly at the Bank's prime rate (4.0% at June 30, 2003) plus 0.25%. As of June 30, 2003, $722,000 was outstanding under the line of credit.
The unused credit available under this facility at June 30, 2003 was $778,000. The line of credit note also provides for an unused line of credit fee of 0.25% per annum. The note provides for prepayments and advances as required to satisfy working capital needs. The note is collateralized by substantially all of the Company's assets excluding real property. On May 29, 2003 the line of credit note was amended and restated to provide for an expiration date of March 31, 2004. All other terms of the note continued.

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

During the six-month period ended June 30, 2003, there were no material changes to the Company's contractual obligations or commercial commitments disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

OTHER DEVELOPMENTS

The Company's primary basic raw material, wastepaper, is generally readily available from two suppliers with which the Company has purchase contracts that expire in 2009. Under the terms of the contracts, the Company is required to make purchases at a minimum price per ton, as defined, or at the prevailing market price, whichever is greater. The contracts require the Company to purchase all of the wastepaper offered by the suppliers which is generally below the Company's normal usage. Purchases in the six months ended June 30, 2003 and 2002, aggregated approximately $254,000 and $360,000, respectively.

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

The information below summarizes the Company's market risk associated with its debt obligations as of June 30, 2003. Fair value included herein has been estimated taking into consideration the nature and term of the debt instrument and the prevailing economic and market conditions at the balance sheet date. The table below presents principal cash flows by year of maturity based on the terms of the debt. The variable interest rate disclosed represents the rate at June 30, 2003. Changes in the prime interest rate during fiscal 2003 will have a positive or negative effect on the Company's interest expense. The Company had $2,350,333 of debt outstanding as of June 30, 2003. Further information specific to the Company's debt is presented in note 4 to the unaudited financial statements.

                  ESTIMATED    CARRYING     YEAR OF    INTEREST
DESCRIPTION       FAIR VALUE   AMOUNT       MATURITY   RATE

DEMAND NOTE       $ 722,000    $ 722,000    2004       4.25%

LONG TERM DEBT
INCLUDING CURRENT
INSTALLMENTS         232,500      232,500    2003
                     477,500      477,500    2004
                     493,333      493,333    2005
                     425,000      425,000    2006
                  ----------   ----------
                  $1,628,333   $1,628,333              1.00%

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

          32.1 Certification of Chief Executive Officer under 18 U.S.C. Section 1350,as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification of Chief Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b) Reports on Form 8-K - There are no reports on Form 8-K filed for the three months ended June 30, 2003.


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

        Date: August 21, 2003













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


Date: August 21, 2003

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

Date: August 21, 2003
                                 By: /s/ James M. Reiser
                                     James M. Reiser
                                     Vice-President and
                                     Chief Financial Officer






































                                                                                           Exhibit 31.1

                                                           CERTIFICATION PURSUANT TO
                                                            18 U.S.C. SECTION 1350,
                                                            AS ADOPTED PURSUANT TO
                                                   SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Homasote Company. (the
"Company") on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the
"Report"), I, Warren L. Flicker, Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge that:

     (1) The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods shown in such report.


Date: August 21, 2003                 By: /s/ Warren L. Flicker
                                          Warren L. Flicker
                                          Chairman of the Board and
                                          Chief Executive Officer



























                                                        Exhibit 32.2

                CERTIFICATION OF CFO PURSUANT TO
                    18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Homasote Company (the
"Company") on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the
"Report"), I, James M. Reiser, Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge that:

    (1) The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934, as  amended; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods shown in such report.

Date: August 21, 2003

                               By: /s/ James M. Reiser
                                   James M. Reiser
                                   Vice-President and
                                   Chief Financial Officer